Form 10-K
period 2020-12-31
Big Cypress Acquisition Corp.
filed 2021-04-02
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2020

Commission File Number 001-39871

BIG CYPRESS ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-3899721
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

300 W. 41st Street, Suite 202 Miami Beach, FL 33140	33140
(Address of principal executive offices)	(zip code)

(305) 204-3338

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units, each consisting of one share of common stock, $0.0001 par value, and one-half of one redeemable warrant	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes[  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] No [  ]

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s shares of common stock were not publicly traded. Accordingly, there was no market value for the registrant’s shares of common stock on such date.

As of March 29, 2021, 14,792,200 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: The information contained in the registrant’s prospectus dated January 11, 2021, as filed with the Securities and Exchange Commission on January 12, 2021, pursuant to Rule 424(b)(4) (SEC File No. 333-251178) is incorporated into certain portions of Parts I, II, and III, as disclosed herein.

BIG CYPRESS ACQUISITION CORP.

FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	our ability to select an appropriate target business or businesses in the life sciences industry;

●	our ability to complete our initial business combination in the life sciences industry;

●	our expectations around the performance of the prospective target business or businesses in the life sciences industry ;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses in the life sciences industry;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

ITEM 1. BUSINESS

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Big Cypress Acquisition Corp.

We are a blank check company formed under the laws of the State of Delaware on November 12, 2020. We were for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, which we refer to throughout this Annual Report as our initial business combination, with one or more businesses, which we refer to throughout this Annual Report as target businesses. We have not selected any specific target business and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any target business regarding an initial business combination with our company. While we may pursue an acquisition opportunity in any industry or sector, we intend to capitalize on our management team’s differentiated ability to source, acquire and manage a business in the life sciences industry.

In November 2020, we issued an aggregate of 2,156,250 founder shares of our common stock for an aggregate purchase price of $25,000, or approximately $0.012 per share, to our sponsor, Big Cypress Holdings LLC, a Delaware limited liability company (“Sponsor”).

On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg Thalmann & Co. Inc. (“Ladenburg”) and certain of its employees purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875.

On January 3, 2021, we effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). On January 4, 2021, our Sponsor forfeited 28,750 founder shares to us and Ladenburg and certain of its employees purchased from us an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230.00.

On January 14, 2021, we consummated our initial public offering (the “IPO”) of 11,500,000 of our units (the “Public Units”) which included Public Units subject to the underwriters’ over-allotment option, which option was exercised in full. Each Public Unit consists of one share of common stock and one-half redeemable warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share (the “Public Warrants”). The Public Units were sold at an offering price of $10.00 per Public Unit, generating gross proceeds of $115,000,000.

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 417,200 units (the “Private Units”) at a price of $10.00 per Private Unit with each Private Unit consisting of one share of common stock and one-half redeemable warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share (the “Private Warrants”), generating total proceeds of $4,172,000. The Private Units were sold to the Sponsor and Ladenburg. The Private Units and Private Warrants are identical to the Public Units and Public Warrants sold in the IPO, except that the Private Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Following the closing of the IPO and the sale of additional Private Units, an aggregate amount of $116,150,000 has been placed in the trust account established in connection with the IPO.

Transaction costs amounted to $6,038,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $288,360 of other offering costs. In addition, $1,216,731 of cash was held outside of the trust account established in connection with the IPO, which is available for the payment of offering costs and for working capital purposes.

As a result of the underwriters’ exercise of the over-allotment option in full, 375,000 of the founder shares are no longer subject to forfeiture.

For further details regarding our business, see the section titled “Proposed Business” contained in our prospectus dated January 11, 2021, incorporated by reference herein.

ITEM 1A. RISK FACTORS

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 11, 2021, incorporated by reference herein.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our executive offices are located at 300 W. 41st Street, Suite 202, Miami Beach, Florida 33140 and our telephone number is (305) 204-3338. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on January 11, 2021, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols “BCYP,” “BCYPW” and “BCYPU,” respectively.

Holders

As of March 26, 2021, there were two holders of record of our units, six holders of record of our common stock and one holder of record of our public warrants.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In November 2020, we issued an aggregate of 2,156,250 shares of our common stock to our initial stockholders at an aggregate purchase price of $25,000, or approximately $0.012 per share, in connection with our organization. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875.

On January 3, 2021, we effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). On January 4, 2021, our Sponsor forfeited 28,750 founder shares to us and Ladenburg and certain of its employees purchased from us an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230.00.

On January 14, 2021, we consummated our IPO of 11,500,000 Public Units, such Public Units offered at a price to the public of $10.00 per share, generating gross proceeds of $115,000,000. Ladenburg acted as sole book-running manager and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) acted as co-manager of the offering. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-251178) which was declared effective by the Securities and Exchange Commission on February 10, 2020.

Simultaneously with the consummation of the IPO, we consummated the Private Placement of 417,200 Private Units at a price of $10.00 per Private Unit with each Private Unit consisting of one share of common stock and one-half Private Warrant, generating total proceeds of $4,172,000. The Private Units and Private Warrants are identical to the Public Units and Public Warrants sold in the IPO, except that the Private Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Following the closing of the IPO and the sale of additional Private Units, an aggregate amount of $116,150,000 has been placed in the trust account established in connection with the IPO.

Transaction costs amounted to $6,038,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee and $288,360 of other offering costs. In addition, $1,216,731 of cash was held outside of the trust account established in connection with the IPO, which is available for the payment of offering costs and for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account not previously released to us (less taxes payable) to complete our initial business combination. We may withdraw interest to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions, and pursue our growth strategies.

We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a business combination.

ITEM 6. SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated on November 12, 2020 as a Delaware corporation and or the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the Private Units, our capital stock, debt or a combination of cash, stock and debt.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our IPO, which was consummated on January 14, 2021.

Results of Operations

Our only activities from November 12, 2020 (inception) through December 31, 2020 were organizational activities and those necessary to consummate the IPO, described below. Following the IPO, we do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from November 12, 2020 (inception) through December 31, 2020, we had a net loss of $8,996, which consists of operating and formation costs.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $84,836. Until the consummation of the IPO, our liquidity needs were satisfied through the receipt of $25,000 from our sale of the founder shares and advances from our Sponsor.

On January 14, 2021, we consummated our IPO of 11,500,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000, which included the full exercise of the underwriters’ over-allotment option. Simultaneously with the closing of the IPO, we consummated the sale of 417,200 Private Units to our Sponsor and Ladenburg and its designees, generating gross proceeds of $4,172,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Units and Private Warrants, a total of $116,150,000 was placed in the trust account. In connection with the IPO, we incurred $6,038,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $288,360 of other offering costs.

On November 19, 2020, the Company issued an unsecured promissory note to the Sponsor for an aggregate principal amount of $250,000 to be used for a portion of the expenses of the IPO. On December 4, 2020, the Company and the Sponsor effected a drawdown of the loan in the amount of $150,000. On January 14, 2021 the loan was repaid in full using a portion of the IPO proceeds allocated to the payment of offering expenses.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of notes may be convertible into Private Units, at a price of $10.00 per Private Unit. The units would be identical to the Private Units sold in the Private Placement.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on January 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the business combination and our liquidation.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified not identified any critical accounting policies.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Samuel J. Reich	46	Chief Executive Officer, Chief Financial Officer and Director
Jeffrey G. Spragens	79	Non-Executive Chairman of the Board
James Martin	54	Director
Ilan Katz	48	Director
Stephen D. Collins, MD, PhD.	68	Director

Samuel J. Reich has served as our Chief Executive Officer, Chief Financial Officer and member on our Board of Directors since November 2020. Mr. Reich co-founded Biscayne Neurotherapeutics, Inc. in 2011 and served as its Executive Chairman until its sale to Supernus Pharmaceuticals (Nasdaq: SUPN) in October 2018. Biscayne Neurotherapeutics was focused on novel treatments for seizure disorders. Previously, Mr. Reich was the Executive Vice President of OPKO Ophthalmologics, a division of OPKO Health, Inc. (Nasdaq: OPK) from March 2007 to November 2008, where Mr. Reich served on the executive committee and lead the Ophthalmologics business division. Prior to his position at OPKO, Mr. Reich was the Founder and Executive Vice President of Acuity Pharmaceuticals, Inc., where he worked from July 2002 through March 2007, at which time Acuity Pharmaceuticals merged with OPKO Health. Mr. Reich was a doctoral candidate in the Department of Ophthalmology at the University of Pennsylvania Medical School. He left graduate school prior to the completion of his Ph.D. in order to establish Acuity. Prior to that, he was a graduate student at the University of Pennsylvania in the Biomedical Studies graduate program. He has authored six peer- reviewed scientific publications, and is currently an inventor on sixteen issued U.S. patents and over 50 issued foreign patents. Mr. Reich holds a B.A. with High Honors in Biochemistry from Clark University, cum laude, Phi Beta Kappa.

Mr. Jeffrey G. Spragens has served as our Non-Executive Chairman of the Board of Directors since November 2020. From 2005 through 2013, Mr. Spragens was a Co-Founder and the CEO of SafeStitch Medical, Inc., a medical device company that pioneered incisionless surgery techniques that helps to relieve GERD and obesity. In 2013, SafeStitch merged with TransEnterix, Inc. (NYSE: TRXC). In addition, Mr. Spragens was one of the three founding board members of North American Vaccine, which became a publicly traded company in 1990. At North American Vaccine, Mr. Spragens was responsible for securing initial financing and building a commercial manufacturing facility. Mr. Spragens was instrumental in North American Vaccine’s acquisition by Baxter International (NYSE: BAX) in 1999. Mr. Spragens has also been a successful real estate developer and entrepreneur. Mr. Spragens was President of FCH services from 1973 until 1986. FCH developed and managed units of coop and condo housing financed with HUD financing with offices in several major cities. In 1986, Mr. Spragens converted to condo ownership 1,000 apartment units in San Mateo, California, resulting in one of the largest residential projects in California at that time. Mr. Spragens was Managing Partner of Gateway Associates, Inc. from 1990 to 2000. In addition, Mr. Spragens developed, owned and operated apartment units in New Jersey, Michigan and Kansas, and has successfully sold many of these units. Mr. Spragens developed, and continues to own and operate Inman Grove Shopping Center in Edison, New Jersey. Mr. Spragens is also a well-known and respected philanthropist. Mr. Spragens is a Founding Board Member and Treasurer of Foundation for Peace. Foundation for Peace provides healthcare, education, and clean water to those in need in Dominican Republic and Haiti. He is also a member of the Board of Directors and Finance Committee of Hernia Help, which provides free hernia surgery to underserved children and adults in developing countries. Mr. Spragens has a BA from the University of Cincinnati, a Law Degree from George Washington University and an MA from American University. Mr. Spragens is well qualified to serve on our board of directors because of his extensive public company management and multi-sector investment experience, and his public company board experience.

Mr. James J. Martin has served as a member on our Board of Directors since November 2020. Since February 2017, Mr. Martin has served as the Chief Financial Officer of Cocrystal Pharma, Inc. (Nasdaq: COCP), a clinical stage therapeutic development company. From 2014 to 2017, Mr. Martin served as Chief Financial Officer of Scivac Therapeutics, Inc., a vaccine development and manufacturing company based in Rehovot, Israel. During his tenure, Scivac merged with Levon Resources, listed on the Toronto Stock Exchange, successfully obtained a dual listing on Nasdaq and Toronto Stock Exchange, and merged with VBI Vaccines (Nasdaq:VBIV). Additionally, from 2016 to 2017, Mr. Martin served as Chief Financial Officer of Motus GI Holdings, Inc. (Nasdaq: MOTS) a medical device company based in Haifa, Israel. From 2011 to 2013, Mr. Martin served as Chief Financial Officer of SafeStitch, Inc. Prior to that, Mr. Martin served as Chief Financial Officer of Avborne Heavy Maintenance, Inc., a venture capital owned aviation company from 2006 to 2011. During his tenure, Mr. Martin was played an integral role in the sale of Avborne Heavy Maintenance to AAR Corp (NYSE: AIR) in 2008. Mr. Martin has an MBA from Barry University and is a veteran of the U.S. armed forces after serving five years in the United States Navy. Mr. Martin is well qualified to serve on our board of directors because of his accounting and financial modeling expertise, and his significant experience acting as principal financial officer for multiple public companies.

Stephen D. Collins, MD, PhD. has served as a member on our Board of Directors since November 2020. Dr. Collins has led or had senior leadership positions in multiple pharmaceutical and biotech companies in a wide range of therapeutic areas, resulting in over a dozen approved drugs and multiple company acquisitions totaling over $1.5 billion. Since 2013, he is Executive Chairman of Xalud Therapeutics, an anti-inflammatory focused company in Phase 2 clinical studies of a novel biological platform. Prior to this, he was most recently the President and CEO of Biscayne Neurotherapeutics. Prior to his position at Biscayne Neurotherapeutics, Mr. Collins was the CEO and President of NeuroTherapeutics Pharma, an early stage biotechnology company focused on the advancement of novel therapeutics for the central nervous system (CNS). Prior to his position at NeuroTherapeutics, he was Chief Scientific Officer & VP for Clinical Affairs of Ovation Pharmaceuticals, an oncology and CNS-focused biopharmaceutical company acquired by Lundbeck A/S. Dr. Collins joined Ovation in 2003, and was responsible for establishing the company’s R&D group. He was also responsible for establishing the safety and post-marketing research groups and led all scientific and medical in-licensing activities. Prior to joining Ovation, Dr. Collins served as a Global Director at Johnson & Johnson, overseeing early-stage development of a variety of agents and as a member of the global in-licensing advisory team. Prior to Johnson and Johnson, he worked in Abbott Laboratories’ Pharmaceutical and Hospital Products Divisions where he developed drugs for multiple indications and supported their business development groups in the review and acquisition of several assets. Dr. Collins has served on the faculty of medicine at Case Western Reserve University and the University of California-San Francisco. He earned his MD and PhD at Case Western Reserve University after completing undergraduate studies in Physics at the University of California, Berkeley. Dr. Collins is well qualified to serve on our board of directors due to his decades of experience in senior leadership positions with pharmaceutical and biotech companies and as a leading physician.

Mr. Ilan Katz is a member on our Board of Directors. Mr. Katz is a corporate attorney with over 20 years of experience specializing in mergers and acquisitions, with a focus on representing life science and technology companies. Mr. Katz is currently a Partner at Dentons where he has been since 2015. At Dentons, Mr. Katz focuses on mergers and acquisitions, private equity, securities law compliance and venture transactions from startups to publicly traded companies. He has previously counsel at Latham & Watkins LLP and served as lead U.S. M&A counsel for Siemens Corporation from 2011 to 2014. After clerking for a Federal judge, Mr. Katz began his career as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, and he also worked at Frank, Harris, Shriver & Jacobson LLP and Pepper Hamilton, LLP. In addition, Mr. Katz has demonstrated success as an entrepreneur. He co-founded Acuity Pharmaceuticals and served as its outside counsel, including representing Acuity in the reverse merger transaction which resulted in the creation and funding of OPKO Health. Mr. Katz has represented acquirers and target companies in many public and private merger and acquisitions. Mr. Katz has a J.D. from the University of Pennsylvania Law School, cum laude and Order Of The Coif. While at the University of Pennsylvania Law School, Mr. Katz was an Editor of the Law Review. Mr. Katz has a B.A. in economics from Brandeis University where he was magna cum laude. Mr. Katz is well qualified to serve on our board of directors due to his significant experience advising innovative public and private life science and technology companies in connection with hundreds of M&A transactions, as well as his experience counseling public companies in connection with securities and stock exchange matters and public company governance.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of James R. Martin and Dr. Stephen D. Collins, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Samuel J. Reich, Jeffrey G. Spragens and Ilan Katz, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined Mr. Spragens, Mr. Martin and Dr. Collins are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers has received any cash compensation for services rendered to us. Commencing on the date of this Annual Report, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than as set forth elsewhere in this Annual Report, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers, directors or any affiliate of our sponsor, officers or directors, prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) except that we may pay our sponsor or its affiliates, partners or employees, a fee for financial advisory services rendered in connection with our identification, negotiation and consummation of our initial business combination; the amount of any fee we pay to our sponsor or its affiliates, partners or employees, will be based upon the prevailing market for similar services for such transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors, advisors or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee (“nominating committee”) and a compensation committee. Subject to phase-in rules and a limited exception, NASDAQ rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and NASDAQ rules require that the compensation committee and nominating committee of a listed company be comprised solely of independent directors. Each of our committees is comprised entirely of independent directors.

Audit Committee

On December 7, 2020, we established an audit committee of the board of directors. Mr. Spragens and Dr. Collins serve as members of our audit committee and Mr. Martin serves as chair of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Spragens, Mr. Martin and Dr. Collins meet the independent director standard under NASDAQ listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined Mr. Martin qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter on December 7, 2020, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

On December 7, 2020, we established a compensation committee of the board of directors. Mr. Spragens and Mr. Martin serve as members of our compensation committee and Dr. Collins serves as chair of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Mr. Spragens, Mr. Martin and Dr. Collins are independent.

We adopted a compensation committee charter on December 7, 2020, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, other than as indicated in this Annual Report, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating Committee

On December 7, 2020, we established a nominating committee of the board of directors. Mr. Martin and Dr. Collins serve as members of our nominating committee and Mr. Spragens chairs the nominating committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the nominating committee, all of whom must be independent. Each of Mr. Spragens, Mr. Martin and Dr. Collins are independent.

We adopted a nominating committee charter on December 7, 2020, which details the purpose and responsibilities of the nominating committee, including:

●	screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Director Nominations

The process of recommending director nominees for selection by the board of directors is undertaken by the nominating committee (see above).

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees on December 7, 2020. A copy of our Code of Ethics and copies of our audit, nominating and compensation committee charters are attached as exhibits to this Annual Report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Subject to pre-existing fiduciary or contractual duties as described below, our officers and directors have agreed to present any business opportunities presented to them in their capacity as a director or officer of our company to us. Certain of our officers and directors presently have fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Members of our management team may become an officer or director of another special purpose acquisition company with a class of securities registered under the Exchange Act even before we enter into a definitive agreement for an initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares or representative shares, as applicable, and placement shares underlying the Placement Units and (except for Ladenburg) any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares, or representative shares and placement shares held by them if we fail to consummate our initial business combination within 15 months (or up to 21 months) after the closing of this offering. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the placement units held in the trust account will be used to fund the redemption of our public shares, and the placement securities will expire worthless. With certain limited exceptions, our sponsor has agreed not to transfer, assign or sell 50% of their founder shares until the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the placement shares and placement warrants and the common stock underlying such warrants and the representative shares held by Ladenburg and its employees will not be transferable, assignable or saleable by our sponsor or its permitted transferees or Ladenburg or its employees and permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following this offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Below is a table summarizing the entities to which our executive officers, directors and director nominees currently have fiduciary duties or contractual obligations:

Individual(1)	Entity	Entity’s Business	Affiliation
James J. Martin	Cocrystal Pharma, Inc.	Life Sciences	Chief Financial Officer
Stephen D. Collins	Xalud Therapeutics	Life Sciences	Executive Chairman

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names.

Accordingly, if any of the above executive officers, directors or director nominees becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our officers, directors and director nominees have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company that has publicly filed a registration statement with the SEC until we have entered into a definitive agreement regarding our initial business combination or we have liquidated the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. However, we do not intend to contact any such prospective target businesses subsequent to the closing of this offering unless we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and (excluding Ladenburg) any public shares purchased during or after the offering (including in open market and privately negotiated transactions) in favor of our initial business combination. Ladenburg is under no such obligation with respect to any public shares it may purchase.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation will provide that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation will provide that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Until consummation of an initial business combination, we will pay our Sponsor, an aggregate fee of $10,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide any of our officers or directors with compensation in lieu of a salary. We may also pay consulting, success or finder fees to our sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of our initial business combination. They will also receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations, as well as traveling to and from the offices, plants, or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. The amount of such compensation may not be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of the warrants included in the units offered in the IPO or the Private Units or Private Warrants as the warrants are not exercisable within 60 days of the date hereof.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares

Big Cypress Holdings LLC(1)	3,047,825	20.6%
Samuel J. Reich(1) (2)	3,047,825	20.6%
Jeffrey G. Spragens(1)(3)	—
James Martin(1) (3)	—
Ilan Katz(1) (2)	3,047,825	20.6%
Stephen D. Collins, MD, PhD.(1)(3)	—
All directors and executive officers as a group (five individuals)	3,047,825	20.6%

Other 5% or greater shareholders
Basso SPAC Fund LLC(4)	757,794	5.1%

(1)	Unless otherwise indicated, the business address of each of these entities and individuals is at 300 W. 41st Street, Suite 202, Miami Beach, Florida 33140.
(2)	Big Cypress Holdings LLC, our sponsor, is the record holder of the shares reported herein. Each of Messrs. Reich and Katz is a managing member of our sponsor. Consequently, each may be deemed the beneficial owner of the shares held by our sponsor and have voting and dispositive control over such securities. Each disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly
(3)	Big Cypress Holdings LLC, our sponsor, is the record holder of the shares reported herein. Each of Messrs. Spragens and Martin and Dr. Collins is a non-managing member of our sponsor. Consequently, they are not deemed the beneficial owner of the shares held by our sponsor as they do not have voting or dispositive control over such securities. Each disclaims beneficial ownership of any shares other than to the extent he may have a pecuniary interest therein, directly or indirectly.
(4)	Based solely on a Schedule 13G filed by the reporting persons, Basso SPAC Fund LLC, Basso Management, LLC, Basso Capital Management, L.P., Basso GP, LLC, and Howard I. Fischer. The address for the reporting persons is 266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. This amount consists of (i) 650,655 shares of common stock and (ii) 107,139 shares of common stock underlying units.

The holders of the founder shares and placement shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a stockholder vote to approve a proposed initial business combination.

The founder shares, representative shares and placement units, and securities contained therein, are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us to be entered into by our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares, with respect to 50% of the founder shares until the earlier of (A) six months after the date of the consummation of our initial business combination or (B) the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after our initial business combination, and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the placement units, including the component securities therein, and the representative shares held by Ladenburg and its employees, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, or such parties related to Ladenburg, (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of any of our officers, our directors, the initial stockholders, or members of our sponsor, or such parties related to Ladenburg; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) in the event of our liquidation prior to the completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement or Ladenburg’s charter documents upon dissolution of our sponsor or Ladenburg; or (h) in the event of our liquidation, merger, capital stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Annual Report).

Our executive officers and Sponsor are our “promoters,” as that term is defined under the federal securities laws.

Equity Compensation Plans

As of December 31, 2020, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Transactions” contained in our prospectus dated January 11, 2021, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal period ended December 31, 2020, fees for our independent registered public accounting firm were $40,000 for the services they performed in connection with our IPO.

Audit-Related Fees

During the fiscal period ended December 31, 2020, our independent registered public accounting firm did not render assurance related services related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal period ended December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal period ended December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Because our audit committee was not formed until December 7, 2020, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, in accordance with Section 10A(i) of the Exchange Act, before we engage our independent registered public accounting firm to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description
1.1	Underwriting Agreement dated January 11, 2021 between the Company and Ladenburg Thalmann & Co. Inc., as representatives of the underwriters.*
3.1	Amended and Restated Certificate of Incorporation.*
3.2	By-laws.**
4.1	Description of securities***
4.1	Specimen Unit Certificate.**
4.2	Specimen Common Stock Certificate.**
4.3	Specimen Warrant Certificate.**
4.4	Warrant Agreement dated January 11, 2021 between Continental Stock Transfer & Trust Company and the Company.*
10.1	Investment Management Trust Agreement dated January 11, 2021 between Continental Stock Transfer & Trust Company and the Company.*
10.2	Registration Rights Agreement dated January 11, 2021 between the Company and certain security holders.*
10.3	Administrative Services Agreement dated January 11, 2021 between the Company and Big Cypress Holdings LLC.*
10.4	Form of Indemnification Agreement*
10.5	Placement Unit Subscription Agreement dated January 11, 2021 between the Company and Big Cypress Holdings LLC.*
10.6	Letter Agreement dated January 11, 2021 by and among the Company, its officers, its directors and Big Cypress Holdings LLC.*
10.7	Promissory Note, dated November 19, 2020, issued to Big Cypress Holdings LLC**
10.8	Securities Subscription Agreement, dated November 12, 2020, between the Registrant and Big Cypress Holdings LLC**
10.9	Securities Purchase Agreement, dated December 7, 2020, between the Registrant and Ladenburg Thalmann & Co. Inc. and certain of its employees**
10.10	Securities Purchase Agreement, dated January 4, 2020, between the Registrant and Ladenburg Thalmann & Co. Inc. and certain of its employees**
14	Code of Ethics.**
31.1	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 12, 2021.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-251178).
***	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of April, 2021.

BIG CYPRESS ACQUISITION CORP.

By:	/s/ Samuel J. Reich
Name:	Samuel J. Reich
Title:	Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samuel J. Reich	Chief Executive Officer, Chief Financial Officer and Director	April 2, 2021
Samuel J. Reich	(principal executive officer, principal financial and accounting officer)

/s/ Jeffrey G. Spragens	Chairman of the Board	April 2, 2021
Jeffrey G. Spragens

/s/ James Martin	Director	April 2, 2021
James Martin

/s/ Stephen D. Collins, MD, PhD.	Director	April 2, 2021
Stephen D. Collins, MD, PhD.

/s/ Ilan Katz	Director	April 2, 2021
Ilan Katz

BIG CYPRESS ACQUISITION CORP.
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

Big Cypress Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Big Cypress Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from November 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from November 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

West Palm Beach, Fl
April 2, 2021

BIG CYPRESS ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

Assets:
Cash	$84,836
Prepaid Expenses	2,258
Total current assets	87,094
Deferred offering costs	235,111
Total assets	$322,205

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$156,201
Promissory note – related party	150,000
Total current liabilities	306,201

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized, 2,875,000 shares issued and outstanding (1)	288
Additional paid-in capital	24,712
Accumulated deficit	(8,996)
Total stockholders’ equity	16,004
Total Liabilities and Stockholders’ Equity	$322,205

(1)	Includes up to 343,125 founder shares subject to forfeiture by the Sponsor and up to 31,875 representative shares held by Ladenburg and certain of its employees subject to forfeiture if over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 8). As a result of the underwriter’s election to fully exercise their over-allotment option on January 14, 2021, the founder shares and representative shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

BIG CYPRESS ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM NOVEMBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$8,996
Net loss	$(8,996)
Basic and diluted weighted average shares, Common stock (1)	2,500,000
Basic and diluted net loss per share, Common stock	$(0.00)

(1)	Excludes up to 343,125 founder shares subject to forfeiture by the Sponsor and up to 31,875 representative shares held by Ladenburg and certain of its employees subject to forfeiture if over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 8). As a result of the underwriter’s election to fully exercise their over-allotment option on January 14, 2021, the founder shares and representative shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

BIG CYPRESS ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM NOVEMBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of November 12, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(8,996)	(8,996)
Balance as of December 31, 2020	2,875,000	$288	$24,712	$(8,996)	$16,004

(1)	Includes up to 343,125 founder shares subject to forfeiture by the Sponsor and up to 31,875 representative shares held by Ladenburg and certain of its employees subject to forfeiture if over-allotment option was not exercised in full or in part by the underwriters (see Note 5 and Note 8). As a result of the underwriter’s election to fully exercise their over-allotment option on January 14, 2021, the founder shares and representative shares are no longer subject to forfeiture (see Note 8).

The accompanying notes are an integral part of these financial statements.

BIG CYPRESS ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM NOVEMBER 12, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(8,996)
Changes in operating assets and liabilities:
Prepaid assets	(2,558)
Accrued expenses	1,222
Net cash used in operating activities	(10,032)

Cash Flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	150,000
Payment of deferred offering costs	(80,132)
Net cash provided by financing activities	94,868
Net change in cash	84,836
Cash, beginning of period	—
Cash, end of the period	$84,836

Supplemental disclosure of cash flow information:
Deferred offering costs included in accrued offering costs and expenses	$154,979

The accompanying notes are an integral part of these financial statements.

BIG CYPRESS ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Big Cypress Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in Delaware on November 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Business Combination.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 12, 2020 (inception) through December 31, 2020 relates to the Company’s formation and preparation for the Initial Public Offering (“IPO”) as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering as described below. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Big Cypress Holdings LLC, a Delaware limited liability company (the “Sponsor”). Subsequent to December 31, 2020, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 11, 2021 (the “Effective Date”). On January 14, 2021, the Company consummated the IPO of 11.500,000 units (the “Units”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 417,200 units (the “Placement Units”), at a price of $10.00 per unit, generating gross proceeds of $4,172,000, which is discussed in Note 4. Each Unit consists of one share of common stock, and one-half redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share.

Transaction costs of the IPO amounted to $6,038,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $288,360 of other offering costs (see Note 8).

Following the closing of the IPO on January 14, 2021, $116,150,000 ($10.10 per Unit) from the net offering proceeds of the sale of the Units in the IPO and the sale of the Placement Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from this IPO and the sale of the Placement Units will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 15 months (or up to 21 months) from the closing of this IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 15 months (or up to 21 months) from the closing of the IPO to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and placement shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and placement shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and placement shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $84,836 in cash and working capital deficit of $219,107 (excluding deferred offering costs). The Company’s liquidity needs up to December 31, 2020 had been satisfied through a capital contribution from the Sponsor of $25,000 (see Note 5) for the founder shares and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5).

Subsequent to December 31, 2020, on January 14, 2021, simultaneous with the consummation of the IPO, the net proceeds from the consummation of the Private Placement not held in Trust were deposited into the Company’s operating bank account (see Note 8). As of January 14, 2021, the Company had approximately $1.2 million in its operating bank account, and working capital of approximately $1.2 million. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing.

Risks and Uncertainties

Management continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Stock

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5 and Note 8). As a result of the underwriter’s election to fully exercise their over-allotment option on January 14, 2021, the 375,000 Founder Shares are no longer subject to forfeiture (see Note 8). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimus as of December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimus for the period from November 12, 2020 (inception) through December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On January 14, 2021, the Company sold 11,500,000 at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,500,000 Units (see Note 8). Each Unit consists of one share of common stock, and one-half warrant to purchase one share of common stock (“Public Warrant”). Each Public Warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of this offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation. (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 417,200 Placement Units, at a price of $10.00 per Placement Unit, for an aggregate purchase price of $4,172,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account (see Note 8).

Each Placement Unit was identical to the Units sold in the IPO, except for the placement warrants (“Placement Warrants”) (see Note 7). If the Company does not complete its initial business combination within 15 months (or up to 21 months) from the closing of this IPO, the proceeds from the sale of the Placement Units held in the trust account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Note 5 — Related Party Transactions

Founder Shares

On November 12, 2020, the Company issued 2,156,250 shares of common stock to the Sponsor for $25,000 in cash, or approximately $0.012 per share, in connection with formation. On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg Thalmann & Co. Inc., the representative of the underwriters, and certain of its employees (“Ladenburg”) purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875.

On January 3, 2021, the Company effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise of their over-allotment option on January 14, 2021, the 375,000 shares were no longer subject to forfeiture (see Note 7).

On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. As a result, the Sponsor currently own 2,630,625 shares (see Note 7). All shares of common stock and associated amounts have been retroactively restated as disclosed in Note 7.

The Sponsor has agreed not to transfer, assign or sell 50% of its founder shares until the earlier to occur of (A) six months after the completion of the Company’s initial business combination or (B) the date the last sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, and the remaining 50% of the founder shares until six months after the completion of the Company’s initial business combination, or earlier, if, in either case, subsequent to the Company’s initial business combination, the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Representative Shares

On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875. On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. Following the 1/3 common stock dividend effected January 3, 2020 (as described herein), Ladenburg and certain of its employees now hold an aggregate of 244,375 representative shares (of which up to 31,875 were subject to forfeiture). As a result of the underwriters’ election to fully exercise of their over-allotment option, the 31,875 shares were no longer subject to forfeiture (see Note 8). All shares of common stock and associated amounts have been retroactively restated as disclosed in Note 8.

Ladenburg and certain of its employees have entered into a subscription agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their representative shares, as applicable, and public shares in connection with the completion of our initial business combination, (ii) waive their redemption rights with respect to their representative shares, as applicable, (iii) waive their rights to liquidating distributions from the trust account with respect to their representative shares if the Company fails to complete the initial business combination within the Combination Period.

Promissory Note — Related Party

On November 19, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $250,000 to cover expenses related to the IPO. This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the IPO. As of December 31, 2020, the Company has drawn down $150,000 under the promissory note. On January 14, 2021, the Company paid the balance on the note from the proceeds of the IPO (see Note 8).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Placement Units. At January 14, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2020, the Company has recorded $7,742 in service fee expense.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 14, 2021, the underwriter fully exercised its over-allotment option (see Note 8).

The underwriter was entitled to a cash underwriting fee of 1.33% of the gross proceeds of the IPO and, upon consummation of the IPO on January 14, 2021, was paid an aggregate of $1,529,500.

The underwriters are entitled to deferred underwriting fee of 3.67% of the gross proceeds of the IPO, or $4,220,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the founder shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of this offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 50,000,000 share of common stock at par value of $0.0001 each. At November 20, 2020, the Company issued 2,156,250 common shares to its initial stockholders for $25,000, or approximately $0.012 per share. On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875.

On January 3, 2021, the Company effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part). On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. As a result, the Sponsor currently own 2,630,625 shares and Ladenburg and certain of its employees currently own 244,375 representative shares (including up to 343,125 and 31,875 shares, respectively, that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise of their over-allotment option on January 14, 2021, the 375,000 shares were no longer subject to forfeiture (see Note 8). All shares of common stock and associated amounts have been retroactively restated.

The Company’s initial stockholder has agreed not to transfer, assign or sell 50% of its founder shares until the earlier to occur of (A) six months after the completion of the Company’s initial business combination or (B) the date the last sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after the Company’s initial business combination, and not to transfer, assign or sell the remaining 50% of the founder shares until six months after the completion of the Company’s initial business combination, or earlier, if, in either case, subsequent to the Company’s initial business combination, the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

Warrants — Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of this offering or 30 days after the completion of its initial business combination, and will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

The Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the IPO, except that the Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 3, 2021, the Company effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part). On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. As a result, the Sponsor currently own 2,630,625 shares and Ladenburg and certain of its employees currently own 244,375 representative shares (including up to 343,125 and 31,875 shares, respectively, that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise of their over-allotment option on January 14, 2021, the 375,000 shares were no longer subject to forfeiture All shares of common stock and associated amounts have been retroactively restated.

On January 14, 2021, the Company the Company consummated the IPO of 11,500,000 units (the “Units”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 417,200 units (the “Placement Units”), at a price of $10.00 per unit, for an aggregate purchase price of $4,172,000, in a private placement. Transaction costs of the IPO amounted to $6,038,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $288,360 of other offering costs.

On January 14, 2021, the Company paid the $150,000 balance on the promissory note from the proceeds of the IPO.

