Form 10-Q
period 2021-03-31
Big Cypress Acquisition Corp.
filed 2021-05-21
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39871

BIG CYPRESS ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3899721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 W. 41st Street, Suite 202

Miami Beach, FL 33140

(Address of principal executive offices)

(305) 204-3338

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of common stock, par value $0.0001 per share, and one-half of one redeemable warrant	BCYPU	The Nasdaq Stock Market LLC
Common stock, par value $0.0001 per share	BCYP	The Nasdaq Stock Market LLC
Redeemable warrants, exercisable for shares of common stock at an exercise price of $11.50 per share	BCYPW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of May 20, 2021, 14,792,200 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BIG CYPRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$858,055	$84,836
Prepaid Expenses	262,583	2,258
Total current assets	1,120,638	87,094

Deferred offering costs	—	235,111
Marketable securities held in Trust Account	116,152,419	—
Total Assets	$117,273,057	$322,205

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$80,000	$156,201
Promissory note – related party	—	150,000
Total current liabilities	80,000	306,201
Deferred underwriting fee	4,220,500	—
Warrant liability	3,582,896	—
Total liabilities	7,883,396	306,201

Commitments and Contingencies

Common Stock subject to possible redemption, 10,335,609 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	104,389,656	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		—
Common stock, $0.0001 par value; 50,000,000 shares authorized;4,456,591 and 2,875,000 shares issued and outstanding (excluding 10,335,609 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively (1)	445	288
Additional paid-in capital	2,035,336	24,712
Retained earnings (Accumulated deficit)	2,964,224	(8,996)
Total stockholders’ equity	5,000,005	16,004
Total Liabilities and Stockholders’ Equity	$117,273,057	$322,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating costs	$111,612
Loss from Operations	(111,612)

Other income:
Interest earned on marketable securities held in Trust Account	2,419
Offering costs allocated to warrants	(359,874)
Change in fair value of warrant liability	3,442,287
Total other income	3,084,832

Net income	$2,973,220
Basic and diluted weighted average shares outstanding (1)	3,532,050
Basic and diluted net income per common share	$0.84

(1)	Excludes an aggregate of 10,335,609 shares subject to possible redemption.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of January 1, 2021	2,875,000	$288	$24,712	$(8,996)	$16,004
Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	109,250,365	—	109,251,515
Sale of 417,200 Private Units	417,200	42	4,171,958	—	4,172,000
Proceeds received from sale of shares to representative	—	—	2,105	—	2,105
Initial classification of warrant liability			(7,025,183)		(7,025,183)
Common stock subject to possible redemption	(10,335,609)	(1,035)	(104,388,621)	—	(104,389,656)
Net income	—	—	—	2,973,220	2,973,220
Balance as of March 31, 2021	4,456,591	$445	$2,035,336	$2,964,224	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$2,973,220
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,419)
Offering costs allocated to warrants	359,874
Change in fair value of warrant liability	(3,442,287)
Changes in operating assets and liabilities:
Prepaid assets	(260,325)
Accrued expenses	8,778
Net cash used in operating activities	(363,159)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	113,470,500
Proceeds from sale of Private Units	4,172,000
Proceeds from sale of representative shares	2,105
Repayment of promissory note – related party	(150,000)
Payment of deferred offering costs	(208,227)
Net cash provided by financing activities	117,286,378
Net change in cash	773,219
Cash, beginning of period	84,836
Cash, end of the period	$858,055

Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption	101,131,827
Initial classification of warrant liability	7,025,183
Deferred underwriters’ discount payable charged to additional paid-in capital	4,220,500
Change in initial value of common stock subject to possible redemption	3,257,829
Change in accrued offering costs	84,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on January 11, 2021 (the “Effective Date”). On January 14, 2021, the Company consummated the IPO of 11,500,000 units (the “Units”) and, with respect to the shares of common stock included in the Units sold (the “Public Shares”), which included the full exercise by the underwriters of the over-allotment option to purchase an additional 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000, which is discussed in Note 4. Each Unit consists of one share of common stock, and one-half redeemable warrant to purchase one share of common stock at a price of $11.50 per whole share.

Simultaneously with the closing of the IPO, the Company consummated the sale of 417,200 units (the “Placement Units”), at a price of $10.00 per unit, in a private placement to Big Cypress Holdings LLC (the “Sponsor”), generating gross proceeds of $4,172,000, which is discussed in Note 5.

Transaction costs of the IPO amounted to $6,108,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $358,360 of other offering costs, and of which $359,874 were allocated to expense associated with the warrant liability.

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

The Company will have 15 months (or up to 21 months) from the closing of the IPO on January 14, 2021 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in January 2021, the Company’s previously issued balance sheet as of January 14, 2021 on Form 8-K should no longer be relied upon. As such, the Company is restating its balance sheet included in this Quarterly Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on January 14, 2021, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheet, and after discussion and evaluation, management, in consultation with its Audit Committee, concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on January 14, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Impact of the Restatement

The impact to the balance sheet dated January 14, 2021, filed on Form 8-K on January 21, 2021 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in a $7.0 million increase to the warrant liabilities line item on January 14, 2021 and offsetting decrease to the Class A common stock subject to redemption mezzanine equity line item. Transaction costs of the IPO of $355,750 were allocated to expense associated with the warrant liability, which is reflected in the change to the accumulated deficit line. There is no change to total stockholders’ equity at any reported balance sheet date.

	As of January 14, 2021
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet as of January 14, 2021
Total assets	$117,645,054	$—	$117,645,045
Liabilities and stockholders’ equity
Total current liabilities	$267,540	$—	$267,540
Stock warrant liabilities	—	7,025,183	7,025,183
Total liabilities	$4,488,040	7,025,183	11,513,223
Class A common stock, $0.0001 par value; shares subject to possible redemption	108,157,010	(7,025,183)	101,131,827
Stockholders’ equity
Preferred stock- $0.0001 par value	—	—	—
Common stock - $0.0001 par value	398	81	479
Additional paid-in-capital	5,003,838	355,669	5,359,507
Accumulated deficit	(4,232)	(355,750)	(359,982)
Total stockholders’ equity	5,000,004	—	5,000,004
Total liabilities and stockholders’ equity	$117,645,054	$—	$117,645,054

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs amounted to $6,108,360, of which $359,874 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of March 31, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended March 31, 2021.

Net Income Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at March 31, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 5,958,600 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

Three Months Ended March 31, 2021
Net income	$2,973,220
Less: Income attributable to common stock subject to possible redemption	-
Adjusted net income	$2,973,220

Weighted average shares outstanding, basic and diluted	3,532,050

Basic and diluted net loss per common share	$0.84

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

Fair Value of Financial Instruments

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

See Note 9 for additional information on assets and liabilities measured at fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On January 14, 2021, the Company sold 11,500,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, and one-half warrant to purchase one share of common stock (the “Public Warrants”).

Public Warrants

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

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 417,200 Placement Units, at a price of $10.00 per Placement Unit, for an aggregate purchase price of $4,172,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust.

Each Placement Unit was identical to the Units sold in the IPO, except for the placement warrants (“Placement Warrants”). The Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. If the Company does not complete its initial business combination within 15 months (or up to 21 months) from the closing of this IPO, the proceeds from the sale of the Placement Units held in the trust account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Placement Warrants will expire worthless.

Note 6 — Related Party Transactions

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

On January 3, 2021, the Company effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise of their over-allotment option on January 14, 2021, the 375,000 shares are no longer subject to forfeiture.

On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. As a result, the Sponsor currently owns 2,630,625 shares.

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

Representative Shares

On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875. On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. Following the 1/3 common stock dividend effected January 3, 2020 (as described herein), Ladenburg and certain of its employees now hold an aggregate of 244,375 representative shares (of which up to 31,875 were subject to forfeiture). As a result of the underwriters’ election to fully exercise of their over-allotment option, the 31,875 shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

On November 19, 2020, Company issued an unsecured promissory note to the Sponsor for an aggregate of up to $250,000 to cover expenses related to the IPO. This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the IPO. As of December 31, 2020, the Company had drawn down $150,000 under the promissory note. On January 14, 2021, the Company paid the $150,000 balance on the note from the proceeds of the IPO.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Placement Units. At March 31, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company has recorded $30,000 in service fee expense.

Note 7 — Commitments and Contingencies

Underwriting Agreement

The underwriter had a 45-day option from the date of the IPO to purchase up to an aggregate of 1,500,000 additional Units at the public offering price less the underwriting commissions to cover over-allotments, if any. On January 14, 2021, the underwriter fully exercised its over-allotment option.

Upon consummation of the IPO on January 14, 2021, the underwriters were paid a cash underwriting fee of 1.33% of the gross proceeds of the IPO, or $1,529,500 in the aggregate.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 50,000,000 share of common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were 4,465,591 and 2,875,000 shares issued and outstanding, excluding 10,335,609 and no shares subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$116,152,419	$116,152,419	$-	$-
Liabilities:
Public Warrants Liability	$3,450,000	$-	$-	$3,450,000
Private Placement Warrants Liability	132,896	-	-	132,896
	$3,582,896	$-	$-	$3,582,896

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on January 14, 2021, the date of the Company’s Initial Public Offering, and as of March 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The following table presents the changes in the fair value of the Level 3 liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of December 31, 2020	$-	$-	$-
Initial measurement on January 14, 2021	249,963	6,775,220	7,025,183
Change in valuation	(117,067)	(3,325,220)	(3,442,287)
	$132,896	$3,450,000	$3,582,896

The key inputs into the Monte Carlo simulation as of January 20, 2021 and March 31, 2021 were as follows:

	(Initial Measurement)
Inputs	January 14, 2021	March 31, 2021
Risk-free interest rate	0.60%	1.03%
Expected term remaining (years)	5.67	5.46
Expected volatility	24.2%	14.3%
Stock price	$9.41	$9.82

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Big Cypress Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Big Cypress Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 12, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the IPO (as defined below) and the sale of the Private Units (as defined below), our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had operating costs of $111,612 consisting of professional and administrative expense. We also had other income (expense) of $3,084,832, which consists of $2,419 of interest earned on marketable securities held in the Trust Account, $(359,874) of offering expense allocated to the warrants and a $3,442,287 gain resulting from the change in the fair value of our warrant liability.

Liquidity and Capital Resources

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

Simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) of 417,200 units (the “Private Units”) at a price of $10.00 per Private Unit with each Private Unit consisting of one share of common stock and one-half warrant, with each whole warrant entitling the holder to purchase one share of common stock at a price of $11.50 per share (the “Private Warrants”), generating total proceeds of $4,172,000. The Private Units were sold to the Sponsor. The Private Units and Private Warrants are identical to the Public Units and Public Warrants sold in the IPO, except that the Private Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees.

Following the closing of the IPO and the sale of additional Private Units, an aggregate amount of $116,150,000 has been placed in the trust account (the “Trust Account”) established in connection with the IPO. Transaction costs amounted to $6,108,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $358,360 of other offering costs. In addition, $1,216,731 of cash was held outside of the Trust Account, which is available for the payment of offering costs and for working capital purposes. As a result of the underwriters’ exercise of the over-allotment option in full, 375,000 of the founder shares are no longer subject to forfeiture.

As of March 31, 2021, we had marketable securities held in the Trust Account of $116,152,419 (including approximately $2,419 of interest income) consisting money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned on the Trust Account.

For the three months March 31, 2021, net cash used in operating activities was $363,159. Net income of $2,973,220 was affected by interest earned on marketable securities held in the Trust Account of $2,419, offering costs allocated to warrants f $359,874, a change in the fair value of our warrant liability of $3,442,287, an increase in prepaid assets of $260,325 and a decrease in accrued expenses of $8,778.

For the three months March 31, 2021, net cash used in investing activities was $116,150,000 for our investment in the Trust Account.

For the three months March 31, 2021, net provided by in financing activities was $117,286,878 primarily from the sale of public and private Units in the amount of $117,642,500, net of underwriting discounts. This was offset by the $150,000 repayment of a related party promissory note and payment of $208,277 in deferred offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $858,055 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with initial business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating the initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our executive officers a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on January 14, 2021 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our principal executive officer and principal financial concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

Remediation Plan

As a newly created organization, we are currently in the process of implementing our financial reporting processes and will incorporate enhanced communication and documentation procedures between our operations team and the individuals responsible for preparation of financial statements. These controls are expected to include the implementation of additional supervision and review activities by qualified personnel, and the development and use of checklists and research tools to assist in compliance with GAAP. We intend to complete the enhancement of our financial reporting processes during fiscal year 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments. Additionally, we must expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on January 14, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC.

Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination.

We issued 5,750,000 warrants as part of the units offered in our initial public offering, and, concurrently therewith, we issued 208,600 private placement warrants that are part of 417,200 private placement units that we privately placed simultaneously with our IPO. We have accounted for both the warrants underlying the units offered in our initial public offering and the warrants that are part of our private placement units as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement.

Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued and audited balance sheet as of January 14, 2021.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in January 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a misstatement of our derivative warrant liabilities and related financial disclosures as of January 14, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I, Item 4: Controls and Procedures included in this Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of the period ending March 31, 2021 because a material weakness existed in our internal control over financial reporting. If we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated January 14, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

As described elsewhere in this Quarterly Report, simultaneously with the consummation of our IPO, we consummated the Private Placement of 417,200 Private Units at a price of $10.00 per Private Unit with each Private Unit consisting of one share of common stock and one-half Private Warrant, generating total proceeds of $4,172,000.

The Private Units and Private Warrants are identical to the Public Units and Public Warrants sold in the IPO, except that the Private Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Following the closing of the IPO and the sale of additional Private Units, an aggregate amount of $116,150,000 has been placed in the Trust Account. Transaction costs amounted to $6,038,360 consisting of $1,529,500 of underwriting fee, $4,220,500 of deferred underwriting fee, and $288,360 of other offering costs. In addition, $1,216,731 of cash was held outside of the Trust Account, which is available for the payment of offering costs and for working capital purposes.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31*	Certification of Principal Executive and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG CYPRESS ACQUISITION CORP.

Date: May 21, 2021	By:	/s/ Samuel J. Reich
	Name:	Samuel J. Reich
	Title:	Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

