Form 10-Q
period 2021-06-30
Big Cypress Acquisition Corp.
filed 2021-08-09
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 9, 2021, there were issued and outstanding 14,792,200 shares of common stock, par value $0.0001 per share.

BIG CYPRESS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$756,803	$84,836
Prepaid expenses	179,867	2,258
Total current assets	936,670	87,094

Deferred offering costs	—	235,111
Marketable securities held in Trust Account	116,155,315	—
Total Assets	$117,091,985	$322,205

Liabilities and Stockholders’ Equity
Accrued offering costs and expenses	$152,879	$156,201
Promissory note – related party	—	150,000
Total current liabilities	152,879	306,201
Deferred underwriting fee	4,220,500	—
Warrant liability	5,531,106	—
Total liabilities	9,904,485	306,201

Commitments and Contingencies

Common Stock subject to possible redemption, 10,117,574 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	102,187,499	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized;4,674,626 and 2,875,000 shares issued and outstanding (excluding 10,117,574 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	467	288
Additional paid-in capital	4,237,471	24,712
Retained earnings (Accumulated deficit)	762,063	(8,996)
Total stockholders’ equity	5,000,001	16,004
Total Liabilities and Stockholders’ Equity	$117,091,985	$322,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating costs	$256,847	$368,459
Loss from Operations	(256,847)	(368,459)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,896	5,315
Offering costs allocated to warrants	—	(359,874)
Change in fair value of warrant liability	(1,948,210)	1,494,077
Total other income (expense)	(1,945,314)	1,139,518

Net income (loss)	$(2,202,161)	$771,059
Basic and diluted weighted average shares outstanding (1)	4,443,103	4,162,957
Basic and diluted net income (loss) per common share	$(0.50)	$0.18

(1)	Excludes an aggregate of 10,117,574 shares subject to possible redemption.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	2,875,000	$288	$24,712	$(8,996)	$16,004
Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	109,250,365	—	109,251,515
Sale of 417,200 Private Placement Units	417,200	42	4,171,958	—	4,172,000
Proceeds received from sale of shares to representative	—	—	2,105	—	2,105
Initial recognition of warrant liability			(7,025,183)		(7,025,183)
Common stock subject to possible redemption	(10,335,609)	(1,035)	(104,388,621)	—	(104,389,656)
Net income	—	—	—	2,973,220	2,973,220
Balance as of March 31, 2021	4,456,591	$445	$2,035,336	$2,964,224	$5,000,005
Net loss	—	—	—	(2,202,161)	(2,202,161)
Change in common stock subject to possible redemption	218,035	22	2,202,135	—	2,202,157
Balance as of June 30, 2021	4,674,626	$467	$4,237,471	$762,063	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$771,059
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,315)
Offering costs allocated to warrants	359,874
Change in fair value of warrant liability	(1,494,077)
Changes in operating assets and liabilities:
Prepaid expenses	(177,609)
Accrued expenses	81,657
Net cash used in operating activities	(464,411)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	113,470,500
Proceeds from sale of Private Placement Units	4,172,000
Proceeds from sale of representative shares	2,105
Repayment of promissory note – related party	(150,000)
Payment of deferred offering costs	(208,227)
Net cash provided by financing activities	117,286,378
Net change in cash	671,967
Cash, beginning of period	84,836
Cash, end of the period	$756,803

Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption	$101,131,827
Change in initial value of common stock subject to possible redemption	$1,055,672
Initial recognition of warrant liability	$7,025,183
Deferred underwriters’ discount payable charged to additional paid-in capital	$4,220,500
Change in accrued offering costs	$84,979

The accompanying notes are an integral part of these unaudited condensed financial statements.

BIG CYPRESS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and other income or loss resulting from changes in fair value of the warrant liability.

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

The Company will have 15 months (or up to 21 months) from the closing of the IPO on January 14, 2021 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believes that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

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

Business Combination Agreement

On June 21, 2021, the Company, entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Big Cypress Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”) SAB Biotherapeutics, Inc., a Delaware corporation (“SAB”) and Shareholder Representative Services LLC, as the stockholder representative to the SAB stockholders. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into SAB, with SAB surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Business Combination (the “Closing”), it is anticipated that the Company will change its name to “SAB Biotherapeutics, Inc.” (“New SAB”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfilment of other customary closing conditions.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, prior to the effective time of the Merger (the “Effective Time”) the outstanding preferred stock of SAB will convert into common stock and at the Effective Time, (i) the outstanding common (including the converted preferred stock) of SAB (collectively, the “SAB Shares”) will be automatically cancelled, extinguished and converted into a number of the Company’s common stock, par value $0.0001 per share (the “Company New Shares”), based on SAB’s equity value; (ii) each outstanding vested and unvested option to purchase SAB Shares will be canceled in exchange for a comparable option to purchase Company New Shares, based on SAB’s equity value; and (iii) each unvested award of restricted SAB Shares will be converted into a comparable right to receive restricted Company Shares, based on SAB’s equity value, in each of the foregoing cases, allocated in the manner described in the Business Combination Agreement. For purposes of the Business Combination Agreement, SAB’s equity value is $300.0 million.

In addition to the foregoing consideration, SAB stockholders shall be entitled to receive, as additional consideration, and without any action on behalf of the Company, Merger Sub, or the Company’s stockholders, additional Company New Shares (the “Earnout Shares”), to be issued as follows during the period from and after the Closing until the fifth anniversary of the Closing (the “Earnout Period”) (A) 3,000,000 Earnout Shares, if the VWAP (as defined in the Business Combination Agreement) of Company Shares is greater than or equal to $15.00 for any twenty (20) Trading Days (as defined in the Business Combination Agreement) within a period of thirty (30) consecutive Trading Days, (B) 3,000,000 Earnout Shares, if the VWAP of Company Shares is greater than or equal to $20.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days, (C) 3,000,000 Earnout Shares, if the VWAP of Company Shares is greater than or equal to $25.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days, and (D) 3,000,000 Earnout Shares, if the VWAP of Company Shares is greater than or equal to $30.00 for any twenty (20) Trading Days within a period of thirty (30) consecutive Trading Days. During the Earnout Period, if New SAB experiences a Change of Control (as defined as defined in the Business Combination Agreement), then any Earnout Shares not already earned and issued to the SAB stockholders shall be deemed earned and the balance of the Earnout Shares shall be issuable by New SAB to the SAB stockholders immediately prior to consummation of such Change of Control transaction.

The Business Combination Agreement may be terminated under certain customary and limited circumstances described in the Business Combination Agreement, including, without limitation, each party’s right to terminate, subject to certain limited exceptions, if the Business Combination is not consummated by December 15, 2021. If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability with respect to the other parties to the Business Combination Agreement or any further obligation under the Business Combination Agreement, other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each, as defined in the Business Combination Agreement).

Note 2 — Restatement of Previously Issued Financial Statements

In April 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its Public and Private Placement warrants the Company issued in January 2021, the Company’s previously issued balance sheet as of January 14, 2021 on Form 8-K filed with SEC on January 21, 2021 should no longer be relied upon. As such, the Company restated its balance sheet included in that Form 8-K as shown below.

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

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending
December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock were charged to stockholders’ equity upon the completion of the Initial Public Offering. Transaction costs for the six months ended June 30, 2021 amounted to $6,108,360, of which $359,874 were allocated to expense associated with the warrant liability.

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

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended June 30, 2021.

Net Income Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2021, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings, less the Company’s portion available to pay taxes. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 5,958,600 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented.

Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common Stock Subject to Possible Redemption
Numerator: Earnings allocable to common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$2,896	$5,315
Less: Interest allocable to non-redeemable common stock	(915)	(1,680)
Net income allocable to shares subject to possible redemption	$1,981	$3,635
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	10,333,213	10,363,269
Basic and diluted net income per share	$0.00	$0.00
Non-Redeemable Common Stock
Numerator: Net Income (Loss) Minus Net Earnings
Net Income (Loss)	$(2,202,161)	$771,059
Less: Income attributable to common stock subject to possible redemption	(1,981)	(3,635)
Non-Redeemable net income (loss)	$(2,204,142)	$767,424
Weighted average non-redeemable shares outstanding, basic and diluted	4,443,103	4,162,957
Basic and diluted net income (loss) per share	$(0.50)	$0.18

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Once the warrants become exercisable, the Company may call the warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management exercises this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Note 5 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 417,200 Placement Units, at a price of $10.00 per Placement Unit, for an aggregate purchase price of $4,172,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust.

Each Placement Unit was identical to the Units sold in the IPO, except for the placement warrants (“Placement Warrants”). The Placement Warrants and the common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. If the Company does not complete its initial business combination within 15 months (or up to 21 months) from the closing of this IPO, the proceeds from the sale of the Placement Units held in the trust account will be used to fund the redemption of its public shares (subject to the requirements of applicable law) and the Placement Warrants will expire.

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

On January 3, 2021, the Company effected a stock dividend of 1/3 of a share of common stock for every share of common stock outstanding, resulting in an aggregate of 2,875,000 founder shares outstanding (including up to 375,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part). As a result of the underwriters’ election to fully exercise their over-allotment option on January 14, 2021, the 375,000 shares are no longer subject to forfeiture.

As discussed further below, on January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. As a result, the Sponsor currently owns 2,630,625 shares.

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

Representative Shares

On December 7, 2020, the Sponsor forfeited 161,719 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 161,719 representative shares at an average purchase price of approximately $0.012 per share, for an aggregate purchase price of $1,875. On January 4, 2021, the Sponsor forfeited 28,750 founder shares to the Company and Ladenburg and certain of its employees purchased from the Company an aggregate of 28,750 representative shares at an average purchase price of approximately $0.008 per share, for an aggregate purchase price of $230. Following the 1/3 common stock dividend effected January 3, 2021 (as described herein), Ladenburg and certain of its employees now hold an aggregate of 244,375 representative shares (of which up to 31,875 were subject to forfeiture). As a result of the underwriters’ election to fully exercise of their over-allotment option, the 31,875 shares are no longer subject to forfeiture.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Placement Units. Through June 30, 2021, no Working Capital Loans had been made.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company has recorded $30,000 and $60,000 in service fee expense, respectively, within operating costs in the accompanying condensed statements of operations.

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

The underwriters are entitled to a deferred underwriting fee of 3.67% of the gross proceeds of the IPO, or $4,220,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 50,000,000 share of common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 4,674,626 and 2,875,000 shares issued and outstanding, excluding 10,117,574 and no shares subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$116,155,315	$116,155,315	$—	$—
Liabilities:
Public Warrants Liability	$5,289,425	$5,289,425	$—	$—
Private Placement Warrants Liability	241,681	—	—	241,681
	$5,531,106	$5,289,425	$—	$241,681

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on January 14, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. On June 30, 2021, the Company established the fair value of the Private Warrants using a Monto Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public Warrants have traded on The Nasdaq Stock Market, LLC since January 14, 2021 under the trading symbol BCYPW. The Public and Private Warrants were classified as Level 3 at January 14, 2021 and the Private Warrants were classified as Level 3 at June 30, 2021 due to the use of unobservable inputs. As of June 30, 2021, the Public Warrants were transferred to Level 1 due to the use of the quoted market price.

The following table presents the changes in the fair value of the Level 3 liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of December 31, 2020	$—	$—	$—
Initial measurement on January 14, 2021	249,963	6,775,220	7,025,183
Change in valuation	(8,282)	(1,485,795)	(1,494,077)
Transferred to Level 1	—	(5,289,425)	(5,289,425)
Balance, June 30, 2021	$241,681	$—	$241,681

The key inputs into the Monte Carlo simulation as of January 14, 2021 and June 30, 2021 were as follows:

	(Initial Measurement)
Inputs	January 14, 2021	June 30, 2021
Risk-free interest rate	0.60%	0.90%
Expected term remaining (years)	5.67	5.19
Expected volatility	24.2%	19.8%
Stock price	$9.41	$9.96

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Events

Proposed Business Combination

As more fully described in Note 1 to the financial statements to this Quarterly Report and in a Current Report on Form 8-K filed by the Company with the SEC on June 22, 2021, on June 21, 2021, the Company, entered into a business combination agreement (the “Business Combination Agreement”) by and among the Company, Big Cypress Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), SAB Biotherapeutics, Inc., a Delaware corporation (“SAB”) and Shareholder Representative Services LLC, as the stockholder representative to the SAB stockholders. The Business Combination Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into SAB, with SAB surviving as a wholly-owned subsidiary of the Company (the “Merger”). Upon the closing of the Business Combination (the “Closing”), it is anticipated that the Company will change its name to “SAB Biotherapeutics, Inc.” (“New SAB”). The Merger and the other transactions contemplated by the Business Combination Agreement are hereinafter referred to as the “Business Combination.” The Business Combination is expected to close in the fourth quarter of 2021, following the receipt of the required approval by the Company’s stockholders and the fulfilment of other customary closing conditions. However, the Company cannot provide any assurance that the Business Combination will be completed.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of the Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below) and other income or loss resulting from changes in fair value of the warrant liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2021, we had operating costs of $256,847 and $368,459, respectively consisting of professional and administrative expense. We also had other income (expense) of ($1,945,314) and $1,139,518, respectively, which consists of $2,896 and $5,315 of interest earned on marketable securities held in the Trust Account, nil and $359,874 of offering expense allocated to the warrants and ($1,948,210) and $1,494,077 gain resulting from the change in the fair value of our warrant liability, respectively.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $116,155,315 (including $5,315 interest income) consisting of money market funds which invest in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned on the Trust Account.

For the six months ended June 30, 2021, net cash used in operating activities was $464,411. Net income of $771,059 was affected by interest earned on marketable securities held in the Trust Account of $5,315, offering costs allocated to warrants of $359,874, a change in the fair value of our warrant liability of $1,494,077, an increase in prepaid assets of $177,609 and a decrease in accrued expenses of $81,657.

For the six months ended June 30, 2021, net cash used in investing activities was $116,150,000 for our investment in the Trust Account.

For the six months ended June 30, 2021, net cash provided by financing activities was $117,286,378 primarily from the sale of public and private Units in the amount of $117,644,605, net of underwriting discounts. This was partially offset by the $150,000 repayment of a related party promissory note and payment of $208,227 in deferred offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete the Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $756,803 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete the Business Combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the Private Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating the Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the Business Combination. Moreover, we may need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of the Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of the Business Combination. If we are unable to complete the Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following the Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The following are the critical accounting policies applied in the preparation of the condensed financial statements:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public and Private Warrants are derivative instruments.

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the common stock.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of the Company’s common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net income (loss) per common share

Net income per share of common stock is computed by dividing net income by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) IPO and contemporaneous issuance of Private Placement Units, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,958,600 shares of common stock in the aggregate.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our principal executive officer and principal financial officer concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements for the Quarterly Report for the period ended March 31, 2021 filed with the SEC on May 21, 2021 and for this Quarterly Report on Form 10-Q were prepared in accordance with U.S. generally accepted accounting principles.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our final prospectus filed with the SEC on January 14, 2021. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC. As we have executed a Business Combination Agreement with SAB Biotherapeutics, Inc., we are also subject to, and you should review and understand, the risk factors that will be set forth in our preliminary prospectus/proxy statement to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with SAB Biotherapeutics, Inc.

We may not be able to effect the Business Combination pursuant to the Business Combination Agreement. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Business Combination Agreement, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the transaction contemplated by the Business Combination Agreement fails to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we may be forced to cease operations and liquidate the Trust Account.

If the anticipated Business Combination with SAB Biotherapeutics, Inc. fails, it may be difficult to research a new prospective target business and negotiate and agree to a new business combination by April 14, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with SAB Biotherapeutics, Inc. took a substantial amount of time, and if the Business Combination with SAB Biotherapeutics, Inc. fails, we may not be able to find a suitable target business and complete our Initial Business Combination within 15 months after the closing of our Initial Public Offering (or up to 21 months from the closing of this offering if we extend the period of time to consummate our initial business combination twice, each extension up to three months, as described in more detail in our IPO prospectus, dated January 12, 2021). If we have not completed our Initial Business Combination within such time period, we will be forced to cease all operations except for the purpose of winding up.

Our warrants are now accounted for as derivative liabilities and are recorded at fair value with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate the Business Combination.

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

Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our condensed financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a liability, or have any warrants at all, which may make it more difficult for us to consummate the Business Combination.

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

As described in Item 4. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of June 30, 2021 because a material weakness existed in our internal control over financial reporting. If we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Item 4. “Controls and Procedures.”

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31*	Certification of Principal Executive and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):
101.INS Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH Inline XBRL Taxonomy Extension Schema
101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB Inline XBRL Taxonomy Extension Label Linkbase
101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIG CYPRESS ACQUISITION CORP.

Date: August 9, 2021	By:	/s/ Samuel J. Reich
	Name:	Samuel J. Reich
	Title:	Chief Executive and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

