Form 10-Q
period 2021-09-30
SAB Biotherapeutics, Inc.
filed 2021-11-22
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39871

SAB BIOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	001-39871	85-3899721
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

2100 East 54th Street North Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 605-679-6980

Big Cypress Acquisition Corp.

300 W. 41st Street, Suite 202

Miami Beach, FL 33140

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SABS	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50 per share	SABSW	The Nasdaq Stock Market LLC

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

As of November 15, 2021, there were issued and outstanding 43,474,779 shares of common stock, par value $0.0001 per share.

EXPLANATORY NOTE

On October 22, 2021 (the “Closing Date”), subsequent to the fiscal quarter ended September 30, 2021, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Report”) relates, SAB Biotherapeutics, Inc., a Delaware corporation (“SAB Biotherapeutics” or the “Company”) (f/k/a Big Cypress Acquisition Corp. (“BCYP”)), consummated the previously announced merger (the “Closing”) pursuant to that certain Merger Agreement and Plan of Reorganization, dated June 21, 2021 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among BCYP, Big Cypress Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of BCYP (“Merger Sub”), and the entity formerly known as SAB Biotherapeutics, Inc., a Delaware corporation (“OLD SAB”).

Pursuant to the terms of the Merger Agreement, a business combination between BCYP and OLD SAB was effected through the (a) merger of Merger Sub with and into OLD SAB with OLD SAB surviving as a wholly owned subsidiary of BCYP (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). Upon the closing of the Merger, OLD SAB was renamed SAB Sciences, Inc. (in its capacity as the surviving corporation of the merger, the “Surviving Corporation”). On the Closing Date, the registrant changed its name from Big Cypress Acquisition Corp. to SAB Biotherapeutics, Inc.

Unless stated otherwise, this report contains information about BCYP before the Business Combination. This Report covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” “our,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise.

Except as otherwise expressly provided herein, the information in this Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

2

SAB BIOTHERAPEUTICS, INC.

(f/k/a Big Cypress Acquisition Corp.)

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SAB BIOTHERAPEUTICS, INC.

(f/k/a Big Cypress Acquisition Corp.)

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(audited)
Assets:
Cash	$667,873	$84,836
Prepaid Expenses	102,742	2,258
Total current assets	770,615	87,094

Deferred offering costs	—	235,111
Marketable securities held in Trust Account	116,158,244	—
Total Assets	$116,928,859	$322,205

Liabilities and Stockholders’ (Deficit) Equity
Accrued offering costs and expenses	$322,376	$156,201
Promissory note – related party	—	150,000
Total current liabilities	322,376	306,201
Deferred underwriting fee	4,220,500	—
Warrant liability	5,529,312	—
Total liabilities	10,072,188	306,201

Commitments and Contingencies

Common Stock subject to possible redemption, 11,500,000 and no shares at redemption value of $10.10 at September 30, 2021 and December 31, 2020, respectively	116,150,000	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,292,200 and 2,875,000 shares issued and outstanding (excluding 11,500,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	330	288
Additional paid-in capital	—	24,712
Accumulated deficit	(9,293,659)	(8,996)
Total stockholders’ (deficit) equity	(9,293,329)	16,004
Total Liabilities and Stockholders’ (Deficit) Equity	$116,928,859	$322,205

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAB BIOTHERAPEUTICS, INC.

(f/k/a Big Cypress Acquisition Corp.)

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating costs	$335,552	$704,011
Loss from Operations	(335,552)	(704,011)

Other income (expense):
Interest earned on marketable securities held in Trust Account	2,929	8,244
Offering costs allocated to warrants	—	(359,874)
Change in fair value of warrant liability	1,794	1,495,871
Total other income (expense)	4,723	1,144,241

Net (loss) income	$(330,829)	$440,230
Basic and diluted weighted average shares outstanding	14,792,200	14,224,714
Basic and diluted net (loss) income per common share	$(0.02)	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAB BIOTHERAPEUTICS, INC.

(f/k/a Big Cypress Acquisition Corp.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2021	2,875,000	$288	$24,712	$(8,996)	$16,004
Sale of 11,500,000 Units, net of underwriting discount and offering expenses	11,500,000	1,150	—	—	1,150
Sale of 417,200 Private Placement Units, net of private warrant liability and proceeds used to overfund trust account	417,200	42	2,771,995	—	2,772,037
Proceeds received from sale of shares to representative	—	—	2,105	—	2,105
Net income	—	—	—	2,973,220	2,973,220
Common stock subject to possible redemption	(11,500,000)	(1,150)	—	—	(1,150)
Accretion of common stock subject to possible redemption	—	—	(2,798,812)	(9,724,893)	(12,523,705)
Balance as of March 31, 2021, as restated	3,292,200	$330	—	$(6,760,669)	$(6,760,339)
Net loss	—	—	—	(2,202,161)	(2,202,161)
Balance as of June 30, 2021, as restated	3,292,200	$330	$—	$(8,962,830)	$(8,962,500)
Net loss				(330,829)	(330,829)
Balance as of September 30, 2021	3,292,200	$330	$—	$(9,293,659)	$(9,293,329)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAB BIOTHERAPEUTICS, INC.

(f/k/a Big Cypress Acquisition Corp.)

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$440,230
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,244)
Offering costs allocated to warrants	359,874
Change in fair value of warrant liability	(1,495,871)
Changes in operating assets and liabilities:
Prepaid assets	(100,484)
Accrued expenses	251,154
Net cash used in operating activities	(553,341)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,150,000)
Net cash used in investing activities	(116,150,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts	113,470,500
Proceeds from sale of Private Placement Units	4,172,000
Proceeds from sale of representative shares	2,105
Repayment of promissory note – related party	(150,000)
Payment of deferred offering costs	(208,227)
Net cash provided by financing activities	117,286,378
Net change in cash	583,037
Cash, beginning of period	84,836
Cash, end of the period	$667,873

Supplemental disclosure of non-cash financing activities:
Initial value of common stock subject to possible redemption	$116,150,000
Initial classification of warrant liability	$7,025,183
Deferred underwriters’ discount payable charged to additional paid-in capital	$4,220,500
Accretion of common stock subject to possible redemptions	$12,523,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAB BIOTHERAPEUTICS, INC.

(f/k/a Big Cypress Acquisition Corp.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Organization and Business Operations

As of September 30, 2021, Big Cypress Acquisition Corp. (the “Company”), our predecessor, was a blank check company incorporated in Delaware on November 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

Prior to the Business Combination (described in Note 10), the Company had one subsidiary, Big Cypress Merger Sub Inc., a direct, wholly-owned subsidiary of the Company incorporated in Delaware on June 17, 2021 (“Merger Sub”).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 417,200 units (the “Placement Units”), at a price of $10.00 per unit, in a private placement to Big Cypress Holdings LLC, a Delaware limited liability company which acted as the Company’s sponsor in connection with the IPO (the “Sponsor”), generating gross proceeds of $4,172,000, which is discussed in Note 5.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

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

Note 2 — Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate certain of its previously reported financial statements. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of certain of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the common stock and determined that the common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that the carrying value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and common stock.

In connection with the change in presentation for the common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to common stock subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of January 14, 2021 (as revised in footnote 2 per form 10-Q filed on May 21, 2021)
Common Stock subject to possible redemption	$101,131,827	$15,018,173	$116,150,000

Common stock, $0.0001 par value	479	(149)	330
Additional Paid in Capital	5,359,507	(5,359,507)	—
Accumulated Deficit	(359,892)	(9,658,517)	(10,018,499)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(15,018,173)	$(10,018,169)
Number of shares subject to redemption	10,013,052	1,486,948	11,500,000

Balance Sheet as of March 31, 2021 (per form 10-Q filed on May 21, 2021)
Common Stock subject to possible redemption	$104,389,656	$11,760,344	$116,150,000

Common stock, $0.0001 par value	445	(115)	330
Additional Paid in Capital	2,035,336	(2,035,336)	—
Retained Earnings (Accumulated Deficit)	2,964,224	(9,724,892)	(6,760,669)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(11,760,344)	$(6,760,339)
Number of shares subject to redemption	10,335,609	1,164,391	11,500,000

Unaudited Statement of Operations for the three months ended March 31, 2021 (per form 10-Q filed on May 21, 2021)

Basic and diluted weighted average shares outstanding, common stock subject to redemption	3,532,050	9,538,777	13,070,827
Basic and diluted net income per common share	$0.84	$(0,61)	$0.23

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 9, 2021)
Common Stock subject to possible redemption ($)	$102,187,499	$13,962,501	$116,150,000

Common stock, $0.0001 par value	467	(137)	330
Additional Paid in Capital	4,237,471	(4,237,471)	—
Retained Earnings (Accumulated Deficit)	762,063	(9,724,893)	(8,962,830)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(13,962,501)	$(8,962,500)
Number of shares subject to redemption	10,117,574	1,382,426	11,500,000

Unaudited Statement of Operations For the three and six months ended June 30, 2021 (per form 10-Q filed on August 9, 2021)
Three months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	4,443,103	10,349,097	14,792,000
Basic and diluted net loss per common share	$(0.50)	$0.35	$(0.15)

Six months ended June 30, 2021
Basic and diluted weighted average shares outstanding, common stock subject to redemption	4,162,957	9,773,212	13,936,269
Basic and diluted net loss per common share	$0.18	$(0.12)	$0.06

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on April 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which invest U.S. Treasury securities.

Warrant Liabilities

The Company evaluated the Public Warrants and Private Placement Warrants (each as defined herein and collectively, “Warrants”, which are discussed in Note 2, Note 4, Note 5 and Note 9) in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants are recorded as derivative liabilities on the Condensed Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the Condensed Statement of Operations in the period of change.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the common stock were charged to temporary equity upon the completion of the Initial Public Offering. Transaction costs amounted to $6,108,360, of which $359,874 were allocated to expense associated with the warrant liability.

Common Stock Subject to Possible Redemption

All of the 11,500,000 shares of common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$116,150,000
Less:
Proceeds allocated to Public Warrants	(6,775,220)
Common stock issuance costs	(5,748,485)
Plus:
Accretion of carrying value to redemption value	12,523,705

Common stock subject to possible redemption	$116,150,000

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the period ended September 30, 2021.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of any warrants sold in the Initial Public Offering and the private placement to purchase 5,958,600 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the period presented. Accretion of the carrying value of common stock to redemption value is excluded from net income per ordinary share because the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share:

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$(330,829)	$440,230
Denominator:
Weighted-average shares outstanding	14,792,200	14,224,714

Basic and diluted net income (loss) per share	$(0.02)	$0.03

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Public Units

On January 14, 2021, the Company initially sold 11,500,000 Units, at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 1,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, and one-half warrant to purchase one share of common stock (the “Public Warrants”).

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of the Company’s Initial Business Combination. The units would be identical to the Placement Units. At September 30, 2021, no Working Capital Loans were outstanding.

Administrative Service Fee

The Company has agreed to pay an affiliate of the Company’s Sponsor a monthly fee of an aggregate of $10,000 for office space, utilities and secretarial and administrative support. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company has recorded $30,000 and $90,000 in service fee expense, respectively.

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

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue a total of 50,000,000 share of common stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were 3,292,200 and 2,875,000 shares issued and outstanding, excluding 11,500,000 and no shares subject to possible redemption, respectively.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$116,158,244	$116,158,244	$—	$—
Liabilities:
Public Warrants Liability	$5,290,000	$5,290,000	$—	$—
Private Placement Warrants Liability	239,312	—	—	239,312
	$5,529,312	$5,290,000	$—	$239,312

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Public Warrants and Private Warrants on January 14, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. On September 30, 2021, the Company established the fair value of the Private Warrants using a Monto Carlo simulation model, and the fair value of the Public Warrants by reference to the quoted market price. The Public and Private Warrants were classified as Level 3 at the initial measurement date and the Private Warrants were classified as Level 3 at September 30, 2021 due to the use of unobservable inputs. As of September 30, 2021, the Public Warrant were transferred to Level 1 due to the use of the quote market price.

The following table presents the changes in the fair value of the Level 3 liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair Value as of December 31, 2020	$—	$—	$—
Initial measurement on January 14, 2021	249,963	6,775,220	7,025,183
Change in valuation	(10,651)	(1,485,220)	(1,495,871)
Transferred to Level 1	—	(5,290,000)	(5,290,000)
Balance, September 30, 2021	$239,312	$—	$239,312

The key inputs into the Monte Carlo simulation as of January 14, 2021 and September 30, 2021 were as follows:

	(Initial Measurement)
Inputs	January 14, 2021	September 30, 2021
Risk-free interest rate	0.60%	1.00%
Expected term remaining (years)	5.67	5.14
Expected volatility	24.2%	18.7%
Stock price	$9.41	$10.08

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Business Combination Agreement

Business Combination

On October 22, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of the agreement and plan of merger, dated as of June 21, 2021 (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Big Cypress Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and SAB Biotherapeutics, Inc., a Delaware corporation (“OLD SAB”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into OLD SAB (the “Merger”), with OLD SAB as the surviving company in the Merger, and, after giving effect to such Merger, OLD SAB was renamed SAB Sciences, Inc. and became a wholly-owned subsidiary of the Company and (ii) the Company changed its name to “SAB Biotherapeutics, Inc.”

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of common stock and preferred stock of OLD SAB outstanding as of immediately prior to the Effective Time was exchanged for shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) based on the agreed upon OLD SAB equity value of $300 million (the “Equity Value”) and a conversion rate of $10.10; (ii) each outstanding vested and unvested option to purchase shares of OLD SAB common stock was exchanged for a comparable option to purchase Common Stock, based on the Equity Value and a conversion rate of $10.10; and (iii) holders of vested options to purchase shares of OLD SAB common stock received, in the aggregate, 1,507,124 restricted stock units (the “Earnout RSUs”) related to shares of Common Stock.

Additionally, holders of OLD SAB common stock and preferred stock are entitled to receive their pro rata share of the shares of Common Stock that were issued into escrow at the Closing (the “Earnout Shares”) which will be released if certain conditions are met within the five-year period following the Closing (the “Earnout Period”). The total number of Earnout Shares and shares underlying the Earnout RSUs equaled 12,000,000 shares of Common Stock, in the aggregate.

No fraction of a share of Common Stock was issued at the Closing, and each person who was otherwise entitled to a fraction of a share of Common Stock (after aggregating all fractional shares of Common Stock that otherwise would be received by such holder) received the number of shares of Common Stock rounded in the aggregate to the nearest whole share of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Big Cypress Acquisition Corp. prior to the Business Combination (as defined below), except where the context requires otherwise. References to our “management” or our “management team” refer to officers and directors of Big Cypress Acquisition Corp. prior to the Business Combination (as defined below), and references to the “Sponsor” refer to Big Cypress Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common stock subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.10 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

Recent Events

On October 22, 2021 (the “Closing Date”), the Company consummated the previously announced business combination (the “Business Combination”), pursuant to the terms of the agreement and plan of merger, dated as of June 21, 2021 (as may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”), by and among the Company, Big Cypress Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and SAB Biotherapeutics, Inc., a Delaware corporation (“OLD SAB”).

Pursuant to the Business Combination Agreement, on the Closing Date, (i) Merger Sub merged with and into OLD SAB (the “Merger”), with OLD SAB as the surviving company in the Merger, and, after giving effect to such Merger, OLD SAB was renamed SAB Sciences, Inc. and became a wholly-owned subsidiary of the Company and (ii) the Company changed its name to “SAB Biotherapeutics, Inc.”

In accordance with the terms and subject to the conditions of the Business Combination Agreement, at the effective time of the Merger (the “Effective Time”), (i) each share of common stock and preferred stock of OLD SAB outstanding as of immediately prior to the Effective Time was exchanged for shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) based on the agreed upon OLD SAB equity value of $300 million (the “Equity Value”) and a conversion rate of $10.10; (ii) each outstanding vested and unvested option to purchase shares of OLD SAB common stock was exchanged for a comparable option to purchase Common Stock, based on the Equity Value and a conversion rate of $10.10; and (iii) holders of vested options to purchase shares of OLD SAB common stock received, in the aggregate, 1,507,124 restricted stock units (the “Earnout RSUs”) related to shares of Common Stock.

Additionally, holders of OLD SAB common stock and preferred stock are entitled to receive their pro rata share of the shares of Common Stock that were issued into escrow at the Closing (the “Earnout Shares”) which will be released if certain conditions are met within the five-year period following the Closing (the “Earnout Period”). The total number of Earnout Shares and shares underlying the Earnout RSUs equaled 12,000,000 shares of Common Stock, in the aggregate.

No fraction of a share of Common Stock was issued at the Closing, and each person who was otherwise entitled to a fraction of a share of Common Stock (after aggregating all fractional shares of Common Stock that otherwise would be received by such holder) received the number of shares of Common Stock rounded in the aggregate to the nearest whole share of Common Stock.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for our initial business combination. We do not expect to generate any operating revenues until after the completion of the Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended September 30, 2021, we had operating costs of $335,552 and $704,011, respectively consisting of professional and administrative expense and accrued Delaware franchise taxes. We also had other income (expense) of $4,723 and $1,144,241, respectively, which consists of $2,929 and $8,244 of interest earned on marketable securities held in the Trust Account, nil and $359,874 of offering expense allocated to the warrants and $1,794 and $1,495,871 gain resulting from the change in the fair value of our warrant liability, respectively.

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

As of September 30, 2021, we had marketable securities held in the Trust Account of $116,158,244 (including $8,244 interest income) consisting money market funds which invest U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned on the Trust Account.

For the nine months ended September 30, 2021, net cash used in operating activities was $553,341. Net income of $440,230 was affected by interest earned on marketable securities held in the Trust Account of $8,244, offering costs allocated to warrants of $359,874, a change in the fair value of our warrant liability of $1,495,871, an increase in prepaid assets of $100,484 and an increase in accrued expenses of $251,154.

For the nine months ended September 30, 2021, net cash used in investing activities was $116,150,000 for our investment in the Trust Account.

For the nine months ended September 30, 2021, net provided by in financing activities was $117,286,378 primarily from the sale of public and private Units in the amount of $117,644,605, net of underwriting discounts. This was offset by the $150,000 repayment of a related party promissory note and payment of $208,227 in deferred offering costs.

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

As of September 30, 2021, we had cash of $667,873 outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument.

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

Common stock subject to possible redemption

All of the 11,500,000 common stock sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The common stock is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net income (loss) per common share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, Earnings Per Share. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO and contemporaneous issuance of Private Placement Units, (ii) exercise of overallotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. The warrants are exercisable to purchase 5,958,600 shares of common stock in the aggregate.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to the previous material weakness in our internal control over financial reporting described in Part I Item 4 of our Quarterly Report on Form 10-Q for the period ended June 30, 2021. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 21, 2021, and due to the restatements of our January 14, 2021, March 31, 2021, and June 30, 2021 financial statements (the “restatements”) regarding the classification of redeemable common shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form 10-Qs, as filed with the SEC on May 21, 2021 and August 9, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form 8-K, as filed with the SEC on January 21, 2021, and restated on the Form 10-Q filed with the SEC on May 21, 2021, certain redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the common stock in permanent equity. The Company restated its financial statements to classify all common stock as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended on September 30, 2021 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

As a result of the closing of the Business Combination on October 22, 2021, the risk factors previously disclosed in our final prospectus filed with the SEC on January 14, 2021 no longer apply. For risk factors relating to our business following the Business Combination, please refer to the section titled “Risk Factors” in the Proxy Statement/Prospectus, which is incorporated by reference into our Current Report on Form 8-K filed on October 28, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.1	Amended and Restated Registration Rights Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.2¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Eddie J. Sullivan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.3¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Thomas Luke (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.4¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Charles H. Randall, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.5¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Russell Beyer. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.6	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 28, 2021).
10.7¥	SAB Biotherapeutics, Inc. 2021 Omnibus Equity Incentive Plan (incorporated by reference to Annex H to the proxy statement/prospectus filed by the Company on September 24, 2021)
10.8¥	SAB Biotherapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Annex B to the proxy statement/prospectus filed by the Company on September 24, 2021)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Principal Executive and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following financial statements and footnotes from the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 formatted in Inline Extensible Business Reporting Language (Inline XBRL):
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

* Filed herewith.

¥ Indicates a management contract or compensatory plan, contract or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB Biotherapeutics, Inc.

Date: November 22, 2021	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

