Form 10-Q
period 2022-03-31
SAB Biotherapeutics, Inc.
filed 2022-05-12
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of April 28, 2022, the registrant had 42,962,121 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,408,409	$33,206,712
Restricted cash	—	6,338,306
Accounts receivable, net	11,786,420	8,010,708
Prepaid expenses	1,974,908	864,513
Total current assets	36,169,737	48,420,239
Operating lease right-of-use assets	2,351,193	2,615,204
Financing lease right-of-use assets	3,978,116	4,019,322
Property, plant and equipment, net	24,973,432	24,314,455
Total assets	$67,472,478	$79,369,220
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,981,385	$4,458,525
Forward share purchase liability	—	6,338,306
Notes payable	25,013	25,013
Operating lease liabilities, current portion	1,154,680	1,142,413
Finance lease liabilities, current portion	145,898	161,050
Due to related party	—	2,367
Deferred grant income	—	100,000
Income tax payable	92,281	—
Accrued expenses and other current liabilities	11,856,627	12,455,888
Total current liabilities	18,255,884	24,683,562
Operating lease liabilities, noncurrent	1,358,829	1,653,185
Finance lease liabilities, noncurrent	3,728,941	3,762,430
Warrant liabilities	2,870,558	10,720,130
Total liabilities	26,214,212	40,819,307
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 490,000,000 shares authorized at March 31, 2022 and December 31, 2021; 43,501,779 and 43,487,279 shares issued, respectively, and 42,955,121 and 43,487,279 outstanding at March 31, 2022 and December 31, 2021, respectively	4,350	4,349
Treasury stock, at cost; 546,658 and 0 shares held at March 31, 2022 and December 31, 2021, respectively	(5,521,246)	—
Additional paid-in capital	74,918,250	67,674,515
Accumulated deficit	(28,143,088)	(29,128,951)
Total stockholders’ equity	41,258,266	38,549,913
Total liabilities and stockholders’ equity	$67,472,478	$79,369,220

See accompanying notes to the consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Grant revenue	$11,803,077	$16,927,734
Total revenue	11,803,077	16,927,734
Operating expenses
Research and development	13,324,344	12,782,004
General and administrative	5,186,072	3,331,806
Total operating expenses	18,510,416	16,113,810
Income (loss) from operations	(6,707,339)	813,924
Changes in fair value of warrant liabilities	7,849,572	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596
Interest expense	(72,022)	(75,192)
Interest income	7,933	5,506
Total other income	7,785,483	595,910
Income before income taxes	1,078,144	1,409,834
Income tax expense	92,281	—
Net income	$985,863	$1,409,834
Earnings per common share attributable to the Company’s shareholders
Basic earnings per common share	$0.02	$0.05
Diluted earnings per common share	$0.02	$0.05
Weighted-average common shares outstanding – basic	43,113,353	25,973,406
Weighted-average common shares outstanding – diluted	45,816,651	28,072,567

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	25,973,406	$2,598	$50,989,657	—	$—	$(11,984,420)	$39,007,835
Stock-based compensation	—	—	349,115	—	—	—	349,115
Net income	—	—	—	—	—	1,409,834	1,409,834
Balance at March 31, 2021	25,973,406	$2,598	$51,338,772	—	$—	$(10,574,586)	$40,766,784
Balance at December 31, 2021	43,487,279	$4,349	$67,674,515	—	$—	$(29,128,951)	$38,549,913
Issuance of common stock for exercise of stock options	14,500	1	7,829	—	—	—	7,830
Forward Share Purchase Agreement, final settlement	—	—	817,060	—	—	—	817,060
Repurchase of common stock pursuant to the Forward Share Purchase Agreement	—	—	5,521,246	(546,658)	(5,521,246)	—	—
Stock-based compensation	—	—	897,600	—	—	—	897,600
Net income	—	—	—	—	—	985,863	985,863
Balance at March 31, 2022	43,501,779	$4,350	$74,918,250	(546,658)	$(5,521,246)	$(28,143,088)	$41,258,266

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$985,863	$1,409,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	(665,596)
Depreciation and amortization	636,235	235,959
Amortization of right-of-use assets	41,207	41,259
Stock-based compensation expense	897,600	349,115
Gain on sale of equipment	(14,278)	—
Changes in fair value of warrant liabilities	(7,849,572)	—
Changes in operating assets and liabilities
Accounts receivable	(3,775,713)	8,976,089
Prepaid expenses	(1,110,395)	2,175
Operating lease right-of-use assets	(18,080)	(17,060)
Accounts payable	522,816	(3,836,356)
Due to related party	(2,367)	(16,778)
Deferred grant income	(100,000)	—
Income tax payable	92,281	—
Accrued expense and other current liabilities	(599,105)	2,974,854
Net cash (used in) provided by operating activities	(10,293,508)	9,453,495

Cash flows from investing activities:
Proceeds from the sale of equipment	76,390	—
Purchases of equipment	(1,357,324)	(1,890,156)
Net cash used in investing activities	(1,280,934)	(1,890,156)

Cash flows from financing activities:
Payments related to the Forward Share Purchase Agreement	(5,521,246)	—
Principal payments on finance leases	(48,751)	(45,471)
Proceeds from exercise of stock options	7,830	—
Net cash used in financing activities	(5,562,167)	(45,471)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(17,136,609)	7,517,868
Cash, cash equivalents, and restricted cash
Beginning of year	39,545,018	12,610,383
End of period	$22,408,409	$20,128,251
Supplemental disclosures:
Cash paid for interest	$72,022	$75,192

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

Basis of presentation

The financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of SAB Biotherapeutics. At the Closing Date, and subject to the terms and conditions of the Merger Agreement, each share of SAB Biotherapeutics common stock, par value $0.0001 per share, and each share of the SAB Biotherapeutics convertible preferred stock that was convertible into a share of SAB Biotherapeutics common stock at a one-to-one ratio, was converted into Common Stock equal to approximately 0.4653 (the "Exchange Ratio"). The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio established in the Business Combination.

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

Funding from government grants is not guaranteed to cover all costs, and additional funding may be needed to cover operational costs as the Company moves forward with our efforts to develop a commercially approved product.

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

Amounts held in escrow by the Company pursuant to the Forward Share Purchase Agreement were reported as restricted cash on the consolidated balance sheet as of December 31, 2021. There were no amounts held in escrow by the Company pursuant to the Forward Share Purchase Agreement as of March 31, 2022.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$22,408,409	$20,128,251
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash	$22,408,409	$20,128,251

Accounts receivable

Accounts receivable are carried at original invoice amount, less an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on management’s assessment of the collectability of specific accounts, the aging of the accounts receivable, historical information and other currently available evidence. Receivables are written off when deemed uncollectible. To date, no receivables have been written off. The Company had no allowance for doubtful accounts as of March 31, 2022 and December 31, 2021.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality federally insured financial institutions.

The Company received 100% of its total revenue through grants from government organizations during the three months ended March 31, 2022 and 2021.

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

The Company elected not to apply the recognition requirements of ASC 842 to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, the Company recognized lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. The Company elected this policy for all classes of underlying assets.

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

During the three months ended March 31, 2022 and 2021, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP acting as the CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of March 31, 2022. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of March 31, 2022.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three months ended March 31, 2022 and 2021.

Stock-based compensation

FASB ASC Topic 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, directors, and non-employee consultants, including grants of stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. Prior to the Business Combination, the grant date fair value of the Company's common stock was typically determined by the Company's board of directors with the assistance of management and a third-party valuation specialist.

Subsequent to the Business Combination, the board of directors elected to determine the fair value of our post-merger common stock based on the closing market price at closing on the date of grant. In determining the fair value of stock-based awards, the Company utilizes the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The Black-Scholes option-pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. No awards may have a term in excess of ten years. Forfeitures are recorded when they occur. Stock-based compensation expense is classified in the consolidated statements of operations based on the function to which the related services are provided. The company recognizes stock-based compensation expense over the expected term.

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

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Current tax liabilities or receivables are recognized for estimated income tax payable and/or refundable for the current year.

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

(3) New accounting standards

Recently-adopted standards

In May 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company adopted ASU 2021-04 at January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842) Lessors - Certain Leases with Variable Lease Payments, to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities as well as disclosing key information about leasing transactions. This guidance is effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years for public business entities. The Company adopted ASU 2021-05 at January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU increases the transparency of government assistance to include the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. The Company adopted ASU 2021-10 at January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

Recently-issued standards

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This ASU requires that an acquirer entity in a business combination recognize and measure contract assets and liabilities acquired in a business combination at the acquisition date in accordance with Topic 606 as if the acquirer entity had originated the contracts. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those years. Early application of the amendments is permitted but should be applied to all acquisitions occurring in the annual period of adoption. The amendment should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) (“ASU 2022-01”), which clarifies the guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The standard is effective for public entities in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of ASU 2017-12. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the current guidance on troubled debt restructurings ("TDRs"), enhances current and introduces new disclosure requirements related to loan modifications. ASU 2022-02 is effective for the Company for fiscal years beginning after December 15, 2022. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

(4) Reverse Recapitalization and Business Combination

On the Closing Date, BCYP closed the Business Combination with SAB Biotherapeutics, as a result of which SAB Biotherapeutics became a wholly owned subsidiary of BCYP. While BCYP was the legal acquirer of SAB Biotherapeutics in the Business Combination, for accounting purposes, the Business Combination is treated as a Reverse Recapitalization. SAB Biotherapeutics is treated as the accounting acquirer with historical financial statements of SAB Biotherapeutics becoming the historic financial statements of BCYP (renamed SAB Biotherapeutics, Inc.) upon consummation of the Business Combination. Under this method of accounting, BCYP is treated as the "acquired" company and SAB Biotherapeutics is treated as the acquirer for financial reporting purposes. For accounting reporting purposes, the Business Combination was treated as the equivalent of SAB Biotherapeutics issuing stock for the net assets of BCYP, accompanied by a recapitalization. The net assets of BCYP were stated at historical cost, with no goodwill or other intangible assets recorded.

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

Pursuant to the treatment of the Business Combination as a reverse recapitalization, SAB Biotherapeutics assumed the liability position as it existed as of the Effective Time. The net assets of the acquired entity were adjusted to include a forward share purchase liability of $13,098,599. In connection with the Business Combination, an amount matching the assumed forward share purchase liability was transferred into escrow, pending final settlement of the Forward Share Purchase Agreement in January 2022. Given the short-term nature of the Forward Share Purchase Agreement, the Company did not present value the forward share purchase liability. Subsequent settlements whereby Radcliffe sold shares in the open market in excess of the Market Sales Price were treated as a reduction in the assumed forward share purchase liability, with an offsetting increase in equity of the Company. Prior to December 31, 2021, a portion of the forward share purchase liability was settled. As of December 31, 2021, the forward share purchase liability balance was $6,338,306 on the consolidated balance sheet. The forward share purchase liability was settled in full during the three months ended March 31, 2022. As of December 31, 2021, the Company held $6.3 million in escrow pending the final settlement of the Forward Share Purchase Agreement; upon final settlement of the Forward Share Purchase Agreement, $817,060 in cash was released to the Company and the remaining $5.5 million was delivered to Radcliffe for the repurchase of 546,658 shares of the Company's common stock—these shares are accounted for as treasury stock at cost within the consolidated statements of changes in stockholders’ equity.

(5) Revenue

During the quarters ended March 31, 2022 and 2021, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $11.8 million and $16.9 million respectively, for the three months ended March 31, 2022 and 2021.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. For the three months ended March 31, 2022 and 2021, there was approximately $27,000 and $56,000, respectively, in grant income recognized. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $186,000 in funding remaining for this grant as of March 31, 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. For the three months ended March 31, 2022 and 2021, there was approximately $13,000 and $9,000 respectively, in grant income recognized. There is approximately $801,000 in funding remaining for this grant as of March 31, 2022.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. For the three months ended March 31, 2022 and 2021, there was approximately $23,000 and $0, respectively, in grant income recognized from this grant. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $1.4 million in funding remaining for this grant as of March 31, 2022.

Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $204 million. For the three months ended March 31, 2022 and 2021, there was approximately $11.7 million and $16.9 million, respectively, in grant income recognized from this grant. There is approximately $77.4 million in funding remaining for this grant as of March 31, 2022.

The grants for the JPEO contract are cost reimbursement agreements, with reimbursement of our direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

(6) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Calculation of basic EPS attributable to the Company’s shareholders
Net income attributable to the Company’s shareholders	$985,863	$1,409,834
Weighted-average common shares outstanding – basic	43,113,353	25,973,406
Net earnings per share, basic	$0.02	$0.05
Calculation of diluted EPS attributable to the Company’s shareholders
Net income attributable to the Company’s shareholders	$985,863	$1,409,834
Weighted-average common shares outstanding – diluted	45,816,651	28,072,567
Net earnings per share, diluted	$0.02	$0.05

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share (“EPS”) to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted-average common shares outstanding – basic	43,113,353	25,973,406
Stock options	2,703,298	2,099,161
Total	45,816,651	28,072,567

The shares in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Stock options	1,655,733	913,227
Common stock warrants	5,958,600	—
Earnout shares (1)	10,491,937	—
Contingently issuable earnout shares from unexercised Rollover Options	1,508,063	—
Total	19,614,333	913,227
(1)
As the Earnout shares are subject to certain vesting requirements not satisfied as of the three months ended March 31, 2022, the Earnout Shares held in escrow are excluded from calculating both basic and diluted earnings per share.

(7) Equipment

As of March 31, 2022 and December 31, 2021, the Company’s equipment was as follows:

	March 31, 2022	December 31, 2021
Laboratory equipment	$7,121,957	$7,431,988
Animal facility	8,357,667	8,357,667
Animal facility equipment	1,143,213	1,253,879
Construction-in-progress	2,130,434	4,608,778
Leasehold improvements	8,777,864	5,700,364
Vehicles	192,683	135,593
Office furniture and equipment	1,013,383	46,202
Less: accumulated depreciation and amortization	3,763,769	3,220,016
Property, plant and equipment, net	$24,973,432	$24,314,455

Depreciation and amortization expense for the three months ended March 31, 2022 and 2021 was $636,235 and $235,959, respectively.

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

The Company has several ongoing construction projects related to the expansion of its operating capacity. As of March 31, 2022 and December 31, 2021, the Company’s construction-in-progress was as follows:

	March 31, 2022	December 31, 2021
New office space at Headquarters	$339,939	$11,183
Laboratory space at Headquarters	—	2,506,482
Laboratory equipment at Headquarters	89,009	246,801
IT equipment at Headquarters	103,831	212,209
Software	137,811	137,811
Bioreactors	1,295,651	1,280,728
Other	164,193	213,564
Total construction-in-progress	$2,130,434	$4,608,778

(8) Leases

The Company has an operating lease for lab space from Sanford Health (a former related party), under a lease that started in June 2014 and ran through June 2019, at which time the lease was amended to run through August 2024. This lease can be terminated with one year advance written notice. The lease is for $66,993 per month. The operating lease does not include an option to extend beyond the life of the current term. The lease does not provide an implicit rate, and, therefore, the Company used an IBR of 4.54% as the discount rate when measuring the operating lease liability. The Company estimated the incremental borrowing rate based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

The Company entered into a lease for office, laboratory, and warehouse space in November 2020. This lease has a 3-year term, with options to extend for three additional periods of three years each. The options were not included in the right of use calculation as it is unclear as to whether or not the location will meet the Company’s requirements beyond the next three years. The lease cost is $36,125 per month. The Company used an IBR of 4.69% as the discount rate when measuring the operating lease liability. The Company estimated the incremental borrowing rate based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

Animal Facility	40 years
Equipment	3 –7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of March 31, 2022 are:

	Operating	Finance
Weighted-average remaining lease term	2.18 years	16.60 years
Weighted-average discount rate	4.75%	7.71%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2022:

	Operating	Finance
2022 - remaining	$928,943	$324,265
2023	1,169,559	406,339
2024	535,944	401,496
2025	—	401,496
2026	—	401,496
Thereafter	—	4,784,494
Undiscounted future minimum lease payments	2,634,446	6,719,586
Less: Amount representing interest payments	(120,937)	(2,844,747)
Total lease liabilities	2,513,509	3,874,839
Less current portion	(1,154,680)	(145,898)
Noncurrent lease liabilities	$1,358,829	$3,728,941

Operating lease expense was approximately $293,000 and $254,000, respectively, for the three months ended March 31, 2022 and 2021. Operating lease costs are included within research and development expenses on the consolidated statements of operations.

Finance lease costs for the three months ended March 31, 2022 and 2021 included approximately $41,000 and $41,000, respectively, in right-of-use asset amortization and approximately $72,000 and $75,000, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $311,000 and $121,000, respectively, for the three months ended March 31, 2022 . Cash payments under operating and finance leases were approximately $268,000 and $121,000, respectively, for the three months ended March 31, 2021.

Short-term lease expense recognized in the three months ended March 31, 2022 and 2021, was not material.

(9) Accrued Expenses and Other Current Liabilities

As of March 31, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accrued vacation	$678,855	$552,629
Accrued payroll	274,104	674,858
Accrued construction-in-progress	291,132	548,988
Accrued supplies	61,253	709,027
Accrued consulting	122,618	179,082
Accrued clinical trial expense	455,786	423,634
Accrued outside laboratory services	222,291	128,752
Accrued bonus & severance	748,412	1,804,288
Accrued contract manufacturing	2,795,405	1,000,824
Accrued legal	720,152	833,646
Accrued financing fees payable	5,100,000	5,100,000
Accrued franchise tax payable	50,000	216,251
Other accrued expenses	336,619	283,909
	$11,856,627	$12,455,888

(10) Notes Payable

In December 2017, the Company entered into a loan agreement for the purchase of a tractor for $116,661 at a 3.6% interest rate. The loan included annual payments of $25,913 for the next five years starting in December 2018. The tractor loan balance as of March 31, 2022 and December 31, 2021 was $25,013. The total amount of the remaining loan balance is due in full in the fourth quarter of 2022.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In April 2020, the Company entered into a loan agreement (the “PPP Loan”) with First Premier Bank under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company, in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $661,612. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate per annum, matures in April 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the CARES Act. The Company recorded the entire amount of the PPP Loan as debt. In February 2021, the Company submitted a forgiveness application related to its PPP Loan. In March 2021, the SBA approved the forgiveness of the PPP Loan, plus accrued interest. We recorded a gain on extinguishment of PPP Loan of $665,596 for the forgiveness of the PPP Loan and accrued interest within gain on debt extinguishment of Paycheck Protection Program SBA Loan on the consolidated statement of operations for the three months ended March 31, 2021.

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

As a result of the Business Combination, the Company adopted the 2021 Omnibus Equity Incentive Plan (hereinafter collectively with the 2014 Equity Incentive Plan referred to as the "Equity Compensation Plans"), representing 11,000,000 shares of common stock reserved for issuance under the 2021 Omnibus Equity Incentive Plan. As of the beginning of the 2022 calendar year, the shares reserved for future issuance increased by, 869,746, or two percent (2%) of the total number of shares of Common Stock issued and outstanding, to a total of 11,869,746 shares of common stock reserved for issuance under the 2021 Omnibus Equity Incentive Plan.

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

Stock option activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding options, December 31, 2021	5,107,672	$2.44	5.78	$28,948,535
Granted	487,433	$5.64
Forfeited	(24,713)	$4.66
Exercised	(14,500)	$0.54
Outstanding options, March 31, 2022	5,555,892	$2.72	5.84	$10,504,111
Options vested and exercisable, March 31, 2022	3,902,858	$1.27	4.36	$9,770,506

Total unrecognized compensation cost related to non-vested stock options as of March 31, 2022 was approximately $7.5 million and is expected to be recognized within future operating results over a weighted-average period of 2.27 years. As of March 31, 2022, the weighted-average contractual term of the options outstanding was approximately 5.84 years. As of March 31, 2022, the weighted-average contractual term of the vested options was approximately 4.36 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2022 and 2021, was $3.88 per share and $4.34 per share, respectively. During the three months ended March 31, 2022 and 2021, 192,401 shares with a fair value of totaling $806,776, and 79,771 shares with a fair value totaling $207,780, respectively, vested.

The estimated fair value of stock options granted to employees and consultants during the three months ended March 31, 2022 and 2021, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2022	2021
Expected volatility	78.0 - 80.8%	104.3 - 104.3%
Weighted-average volatility	79.0%	104.3%
Expected dividends	—%	—%
Expected term (in years)	5.50 - 6.08	6.25
Risk-free rate	1.38 - 2.41%	0.14%

Stock-based compensation expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$368,225	$210,943
General and administrative	529,375	138,172
Total	$897,600	$349,115

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2022
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$2,760,000	$2,760,000	$—	$—
Private Placement Warrant liability	110,558	—	—	110,558
Total	$2,870,558	$2,760,000	$—	$110,558

	As of December 31, 2021
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$10,292,500	$10,292,500	$—	$—
Private Placement Warrant liability	427,630	—	—	427,630
Total	$10,720,130	$10,292,500	$—	$427,630

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company's common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants became exercisable 30 days after the Closing Date of the Business Combination and will expire five years after the Closing Date of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

As of March 31, 2022, 5,750,000 Public Warrants were outstanding.

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

As of March 31, 2022, 208,600 Private Placement Warrants were outstanding.

Presentation and Valuation of the Warrants

The Warrants (both the Public Warrants and Private Placement Warrants) are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of March 31, 2022 and December 31, 2021. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statement of operations for the three months ended March 31, 2022.

On the Closing Date, the Company established the fair value of the Private Placement Warrants utilizing both the Black-Scholes Merton formula and a Monte Carlo Simulation (“MCS”) analysis. Specifically, the Company considered an MCS to derive the implied volatility in the publicly listed price of the Public Warrants. The Company then considered this implied volatility in selecting the volatility for the application of a Black-Scholes Merton model for the Private Placement Warrants. The Company determined the fair value of the Public Warrants by reference to the quoted market price.

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

The following table provides a summary of the changes in our Level 3 fair value measurements:

March 31, 2022
Balance, December 31, 2021	$427,630
Change in fair value of Private Placement Warrant liability	(317,072)
Balance, March 31, 2022	$110,558

The initial measurement on the Closing Date for the Public Warrant liability was approximately $6.3 million and the change in fair value of the Public Warrant liability was approximately $4.0 million for the year ended December 31, 2021. The change in fair value of the Public Warrant liability for the three months ended three months ended March 31, 2022 was approximately $7.5 million.

The key inputs into the valuations as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.24%
Expected term remaining (years)	4.56	4.81
Implied volatility	49.0%	43.0%
Closing common stock price on the measurement date	$3.76	$7.81

As of March 31, 2022 and December 31, 2021, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, and notes payable approximate their fair values due to their near-term maturities.

(14) Income Taxes

The effective income tax rate for the three months ended March 31, 2022 is 9.4%, compared with an effective tax rate of 0% for the year ended December 31, 2021. The calculation of the annual effective tax rate did not produce a reliable estimate, so the actual effective tax rate for the year-to-date period is used as the best estimate of the annual effective tax rate.

Starting in 2022, Tax Cuts and Jobs Act amendments to Internal Revenue Code Section 174 will no longer permit an immediate deduction for research and development expenditures in the tax year that such costs are incurred. The 2022 first quarter effective income tax rate was impacted by the Section 174 capitalization requirement combined with the restriction on net operating losses to only reduce taxable income by 80%.

The company continues to record a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $1.6 million during the three months ended March 31, 2022. The company has not recognized any reserves for uncertain tax positions.

(15) Related Party Transactions

For the three months ended March 31, 2022, under the Related Party Transaction Policy the Company adopted in the fourth quarter of 2021, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

For the three months ended March 31, 2021, preceding the Company's Merger and adoption of the aforementioned Related Party Transaction Policy, the company had related party transactions as follows:

•
The Company paid consulting fees to a board member, Christine Hamilton, who is also a shareholder, of $25,000.
•
The Company made lease payments to Dakota Ag Properties of approximately $100,000. Dakota Ag Investments (part of Dakota Ag Properties) is a shareholder of the Company.
•
The Company made lab supply payments to Sanford Health (which is a shareholder of the Company) totaling approximately $63,000.

(16) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. For the three months ended March 31, 2022 and 2021 the Company made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions, resulting in approximately $93,000 and $100,000, respectively, of matching contributions paid by the Company.

(17) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(18) Joint Development Agreement

In June 2019, the Company entered into a joint development agreement with the University of South Dakota Research Park, Inc. (“USDRP”) for the construction of a multi-tenant office building and a manufacturing building. Pursuant to the agreement, the Company also entered into a lease agreement for 41,195 square feet of leasable area located in the building. The lease will commence upon completion of the building for an initial term of 12 years at a monthly payment of approximately $118,000. Aurochs, LLC, a wholly owned subsidiary, was founded to manage the construction funds for this project. All pre-construction costs up to a budgeted $2.7 million were paid directly by the Company and reimbursed by USDRP. As of March 31, 2022 or December 31, 2021, USDRP has spent approximately $2.12 million in design costs for this facility, with approximately $580,000 of the $2.7 million budget remaining. There were no receivables or payables for this project as of March 31, 2022 or December 31, 2021. USDRP and the Company intend to secure outside funding for all expenses incurred after the pre-construction phase. If funding cannot be secured to finance the construction of this facility, the Company will not be required to refund any of the design costs incurred to date. Due to the work around SARS-2 and the JPEO contract (please refer to Note 5, Revenue, for additional information), this project is on hold as the

Company focuses on development of our current internal manufacturing capabilities and completion of the JPEO contract work which will continue through the end of 2022.

(19) Subsequent Events

On May 9, 2022, as a part of the Company's reorganization of its executive management, two executive positions were eliminated. Pursuant to the terms of the individual executive employment agreements, the Company incurred a total liability of approximately $700 thousand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the accompanying notes included in Part I, Item 1 of this Form 10-Q. Some of the information contained in this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. As a result of many factors, including those factors set forth in the section titled “Risk Factors,” our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Please also refer to the section titled “Special Note Regarding Forward Looking Statements.”

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

We generated total revenue of $11.8 million and $16.9 million for the three months ended March 31, 2022 and 2021, respectively. Our revenue to date has been primarily derived from government grants, including for the development of a COVID-19 therapeutic. Approximately $78.2 million in funding remains for our current government grants, with an additional $1.6 million remaining for our current government grants pending approval of extensions on the funding for two of the grants.

We plan to focus a substantial portion of our resources on continued research and development efforts towards deepening our technology and expertise with our platform and as well as indications in infectious disease, autoimmune, and oncology indications. As a result, we expect to continue to make significant investments in these areas for the foreseeable future. We incurred research and development expenses of $13.3 million and $12.8 million for the three months ended March 31, 2022 and 2021, respectively, and general and administrative expenses of $5.2 million and $3.3 million for the three months ended March 31, 2022 and 2021, respectively. We have also experienced significant growth in our workforce in recent periods, increasing from 139 employees as of December 31, 2021, to 148 employees as of March 31, 2022. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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
•
operate as a public company.

To date, we have primarily financed our operations from government agreements, including for the development of a COVID-19 therapeutic and Rapid Response Antibody Program, and the issuance and sale of common stock.

Our net income for the three months ended March 31, 2022 was $1.0 million and our net income for the three months ended March 31, 2021 was $1.4 million. As of March 31, 2022, we had an accumulated deficit of $28.1 million with cash and cash equivalents totaling $22.4 million.

Recent Developments

PPP Loan

In February 2021, we submitted a forgiveness application related to our Paycheck Protection Program (or PPP) loan (PPP Loan). In March 2021, the U.S. Small Business Administration (SBA) approved the forgiveness of the PPP Loan, plus accrued interest.

Business Combination

On October 22, 2021, we consummated the Business Combination pursuant to that certain Agreement and Plan of Merger, dated June 21, 2021 ("Business Combination Agreement"), by and among Big Cypress Acquisition Corp. (BCYP), Big Cypress Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of BCYP, and SAB Biotherapeutics, Inc., which changed its name to SAB Sciences, Inc. and became our wholly-owned subsidiary in connection with the Business Combination (and which we refer to now as Legacy SAB). Upon completion of the Business Combination, and pursuant to the terms of the Business Combination Agreement, the stockholders of Legacy SAB exchanged their Legacy SAB shares for our shares of common stock, and options to purchase shares of Legacy SAB were converted into options to purchase our shares of common stock. Additionally, (i) we issued 10,491,937 shares of common stock to the former stockholders of Legacy SAB, which are being held in escrow and which will be released if certain conditions are met prior to October 22, 2026, and (ii) we granted 1,508,063 contingently issuable restricted stock units to the holders of Legacy SAB options, which restricted stock units will be settled in our shares of common stock if the same conditions are met prior to October 22, 2026. For more information, see Note 1 to our consolidated financial statements, Nature of Business.

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and supplemented with the following revised or additional risk factors in “Part II, Item 1A, Risk Factors.”

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

For the three months ended March 31, 2022 and 2021, we worked on the following grants:

Government grants

The total revenue for government grants was approximately $11.8 million and $16.9 million respectively, for the three months ended March 31, 2022 and 2021.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. For the three months ended March 31, 2022 and 2021, there was approximately $27,000 and $56,000, respectively, in grant income recognized. The Company applied for an extension on the grant funding, and the extension is pending approval—we have not historically experienced challenges renewing grant funding. If approved, there is approximately $186,000 in funding remaining for this grant as of March 31, 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. For the three months ended March 31, 2022 and 2021, there was approximately $13,000 and $9,000 respectively, in grant income recognized. There is approximately $801,000 in funding remaining for this grant as of March 31, 2022.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. For the three months ended March 31, 2022 and 2021 there was approximately $23,000 and $0, respectively, in grant income recognized from this grant. The Company applied for an extension on the grant funding, and the extension is pending approval—we have not historically experienced challenges renewing grant funding. If approved, there is approximately $1.4 million in funding remaining for this grant as of March 31, 2022.

Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $204 million. For the three months ended March 31, 2022 and 2021, there was approximately $11.7 million and $16.9 million, respectively, in grant income recognized from this grant. There is approximately $77.4 million in funding remaining for this grant as of March 31, 2022.

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

For the three months ended March 31, 2022 and 2021, we had contracts with multiple contract research organizations (“CRO”) to conduct and complete clinical studies. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP, acting as CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid through December 31, 2021. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid through March 31, 2022.

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

Major components within our research and development expenses are salaries and benefits (laboratory & farm), laboratory supplies, animal care, contract manufacturing, clinical trial expense, outside laboratory services, project consulting, and facility expense. Our platform allows us to work on multiple projects with the same resources, as the research and development process of each product is very similar (with minimal differences in the manufacturing process). Research and development expenses by component for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Salaries & benefits	$3,346,934	$2,015,631
Laboratory supplies	1,926,698	3,805,074
Animal care	677,703	1,056,303
Contract manufacturing	4,429,203	3,635,633
Clinical trial expense	57,318	128,691
Outside laboratory services	1,216,094	944,632
Project consulting	401,324	421,741
Facility expense	1,228,039	670,077
Other expenses	41,031	104,222
Total research and development expenses	$13,324,344	$12,782,004

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. General and administrative expenses also include rent and facilities expenses allocated based upon total direct costs. We expect that our general and administrative expenses will continue to increase in future periods, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC and stock exchange listing standards, public relations, insurance and professional services. We expect these expenses to vary from period to period in absolute terms and as a percentage of revenue.

Nonoperating (Expense) Income

Gain on change in fair value of warrant liabilities

Gain on change in fair value of warrant liabilities consists of the changes in the fair value of the warrant liabilities.

Gain on debt extinguishment of Paycheck Protection Program SBA Loan

Gain on extinguishment of debt consists of the forgiveness of the PPP Loan, plus accrued interest.

Other income

Other income consists of primarily of gains on disposals of fixed assets.

Interest income

Interest income consists of interest earned on cash balances in our bank accounts.

Interest expense

Interest expense consists primarily of interest related to borrowings under notes payable for equipment.

Income Tax Expense

Income tax expense consists primarily of domestic federal and state income taxes.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue
Grant revenue	$11,803,077	$16,927,734
Total revenue	11,803,077	16,927,734
Operating expenses
Research and development	13,324,344	12,782,004
General and administrative	5,186,072	3,331,806
Total operating expenses	18,510,416	16,113,810
Income (loss) from operations	(6,707,339)	813,924
Changes in fair value of warrant liabilities	7,849,572	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596
Interest expense	(72,022)	(75,192)
Interest income	7,933	5,506
Total other income	7,785,483	595,910
Income before income taxes	1,078,144	1,409,834
Income tax expense	92,281	—
Net income	$985,863	$1,409,834

Comparison of the three months ended March 31, 2022 and 2021

Revenue

	Three Months Ended March 31,
	2022	2021	Change	% Change
Revenue	$11,803,077	$16,927,734	$(5,124,657)	(30.3)%
Total revenue	$11,803,077	$16,927,734

Revenue decreased by $5.1 million, or 30.3%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to a decrease in work performed under the JPEO government grant. Included in revenues for the three months ended March 31, 2022 is $0.3 million for fixed asset purchases, as compared to $1.8 million for fixed asset reimbursement and $1.5 million for animal purchases for the three months ended March 31, 2021. We anticipate future revenues will be substantially derived from current period directly reimbursable expenses such as laboratory supplies, labor costs, and consulting fees plus, when applicable, an overhead charge and a flat-rate fixed fee. Our belief is future period total revenues will trend roughly in line with total research and development expenses incurred in the same period.

Research and Development

	Three Months Ended March 31,
	2022	2021	Change	% Change
Research and development	$13,324,344	$12,782,004	$542,340	4.2%
Total research and development expenses	$13,324,344	$12,782,004

Research and development expenses increased by $0.6 million, or 4.4%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increased headcount in the research and development function, contract manufacturing, increased clinical work, and increases in our production capacity and the associated expenses for materials and supplies supporting research and development activities. Please refer to the research and development expenses by component for the three months ended March 31, 2022 and 2021 table above for additional information.

General and Administrative

	Three Months Ended March 31,
	2022	2021	Change	% Change
General and administrative	$5,186,072	$3,331,806	$1,854,266	55.7%
Total general and administrative expenses	$5,186,072	$3,331,806

General and administrative expenses increased by $1.9 million, or 55.8%, in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to increases in business, regulatory consulting, and other compliance costs (year-over-year increase of $0.9 million, 103%); insurance costs (year-over-year increase of $0.7 million, 2,786%); and recruiting expenses (year-over-year increase of $0.1 million, 477%). Further, we recognized considerable increased expenses as a result of becoming a public company in 2021 (year-over-year increase for corporate governance and other support costs of $0.3 million, 173%).

Non-operating Income

	Three Months Ended March 31,
	2022	2021	Change	% Change
Changes in fair value of warrant liabilities	$7,849,572	$—	$7,849,572	N/M
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596	(665,596)	N/M
Total non-operating income	$7,849,572	$665,596

Total non-operating income changed by $7.2 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to changes in the fair value of the warrant liabilities, partially offset by the forgiveness of the PPP Loan, plus accrued interest, in 2021.

Interest Expense

	Three Months Ended March 31,
	2022	2021	Change	% Change
Interest expense	$72,022	$75,192	$(3,170)	(4.2)%
Total interest expense	$72,022	$75,192

Interest expense remained largely unchanged in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, driven by adding no new Finance Leases or other interest-bearing debt.

Interest Income

	Three Months Ended March 31,
	2022	2021	Change	% Change
Interest income	$7,933	$5,506	$2,427	44.1%
Total interest income	$7,933	$5,506

Interest income remained largely unchanged in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to higher cash balances, offset by lower interest rates on money market funds, along with higher bank fees.

Income Tax Expense

	Three Months Ended March 31,
	2022	2021	Change	% Change
Income tax expense	$92,281	$—	$92,281	N/M
Total income tax expense	$92,281	$—

Income tax expense increased by approximately $92,000 in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily attributable to the elimination of the existing option to deduct research and development expenditures and requirement for taxpayers to amortize them over five years pursuant to IRC Section 174.

Starting in 2022, TCJA amendments to IRC Section 174 will no longer permit an immediate deduction for research and development (R&D) expenditures in the tax year that such costs are incurred. The 2022 first quarter effective income tax rate was impacted by the Section 174 capitalization requirement combined with the restriction on net operating losses to only reduce taxable income by 80%. We will continue to recognize income tax expense and make quarterly estimated tax payments under enacted tax rates and laws expected to be in effect for the current tax year.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had $22.4 million and $33.2 million, respectively, of cash and cash equivalents. Additionally, as of December 31, 2021 we had $6.3 million in restricted cash held in escrow pending the final settlement of the Forward Share Purchase Agreement. Upon final settlement of the Forward Share Purchase Agreement, $817,060 in cash was released to the Company and the remaining $5.5 million was delivered to Radcliffe for the repurchase of 546,658 shares of the Company's common stock. To date, we have primarily relied on grant revenue in the form of government grants and the sale of common stock.

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

Equity Financings and Option Exercises

As of March 31, 2022, we have raised approximately $82.5 million since our inception from the issuance and sale of convertible preferred shares, net of issuance costs associated with such financings, the Business Combination with BCYP, and exercises of employee stock options.

We are not currently eligible to file a shelf registration statement; however, we believe that shelf registration statements can contribute, when used, to greater financing flexibility. To that end, we plan to file a shelf registration statement on Form S-3 with the SEC once we are eligible to do so. Until such time, if ever, we can generate substantial product revenue to support our cost structure, we expect to finance our cash needs through a combination of government or non-profit grants, equity offerings, debt financings, collaborations, and other similar arrangements.

Notes payable

In December 2017, the Company entered into a loan agreement for the purchase of a tractor for $116,661 at a 3.6% interest rate. The loan included annual payments of $25,913 for the next five years starting in December 2018. The tractor loan balance as of March 31, 2022 and December 31, 2021 was $25,013. The total amount of the remaining loan balance is due in full in the fourth quarter of 2022.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In April 2020, the Company entered into a loan agreement (the “PPP Loan”) with First Premier Bank under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company, in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $661,612. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate per annum, matures in April 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the CARES Act. The Company recorded the entire amount of the PPP Loan as debt. In February 2021, the Company submitted a forgiveness application related to its PPP Loan. In March 2021, the SBA approved the forgiveness of the PPP Loan, plus accrued interest. We recorded a gain on extinguishment of PPP Loan of $665,596 for the forgiveness of the PPP Loan and accrued interest within gain on debt extinguishment of Paycheck Protection Program SBA Loan on the consolidated statement of operations for the three months ended March 31, 2021.

Please refer to Note 10 to the Company's consolidated financial statements, Notes Payable, for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(10,293,508)	$9,453,495
Net cash used in investing activities	(1,280,934)	(1,890,156)
Net cash used in financing activities	(5,562,167)	(45,471)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(17,136,609)	$7,517,868

Operating Activities

Net cash from operating activities decreased by $19.7 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a $5.1 million decrease in revenue, $2.0 million increase in general and administrative expenses, along with an increase non-cash working capital (excluding impacts of the Forward Purchase Agreement) of $5.1 million.

Investing Activities

Net cash from investing activities increased by $0.6 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to a decrease in purchases of equipment and substantial completion of the HQ expansion.

Financing Activities

Net cash from financing activities decreased by $5.5 million in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the final settlement of the Forward Share Purchase Agreement whereby $5.5 million of restricted cash was utilized for a repurchase of 546,658 shares of the Company's common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2022:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Notes payable (1)	$25,013	$25,013	$—	$—	$—
Operating lease liabilities (2)	2,634,446	1,239,615	1,394,831	—	—
Finance lease liabilities (2)	6,719,586	427,061	805,413	802,992	4,684,120
Total	$9,379,045	$1,691,689	$2,200,244	$802,992	$4,684,120
(1)
One remaining annual payment on the purchase of a tractor.
(2)
We are party to certain contractual arrangements for equipment, lab space, and an animal facility, which meet the definition of leases under FASB ASC Topic 842, Leases (“ASC 842”).

We enter into contracts in the normal course of business with third parties, including CROs. These payments are not included in the table above, as the amount and timing of such payments are not known.

As of March 31, 2022, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

We had approximately $22.4 million of federal net operating loss carryforwards as of March 31, 2022. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. Our effective tax rate will vary depending on the relative use of tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, limitation of application for our NOL carryforwards, and changes in tax laws in jurisdictions in which we operate.

These carryforwards may generally be utilized in any future period but may be subject to limitations based upon changes in the ownership of our shares in a prior or future period. We have not quantified the amount of such limitations, if any.

Beginning in 2022, the U.S. Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the existing option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. The new amortization period begins with the midpoint of any taxable year that IRC Section 174 costs are first incurred, regardless of whether the expenditures were made prior to or after July 1, and runs until the midpoint of year five for activities conducted in the United States or year 15 in the case of development conducted on foreign soil.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $1.6 million during the three months ended March 31, 2022. The company has not recognized any reserves for uncertain tax positions.

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

Critical Accounting Policies and Estimates

We have prepared our consolidated financial statements in accordance with U.S. GAAP. Our preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosures. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could therefore differ materially from these estimates under different assumptions or conditions.

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

Grant revenue is recognized for the period that the research and development services occur, as qualifying expenses are incurred, or conditions of the grants are met. We concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Expenses for grants are tracked by using a project code specific to the grant, and the employees also track hours worked by using the project code.

Stock-Based Compensation

We recognize compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, directors, and non-employee consultants, including grants of stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. Prior to the Business Combination, the grant date fair value of our common stock was typically determined by our board of directors with the assistance of management and a third-party valuation specialist. Subsequent to the Business Combination, the board of directors elected to determine the fair value of our post-merger common stock based on the closing market price at closing on the date of grant. In determining the fair value of our stock-based awards, we utilize the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The Black-Scholes option-pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. No awards may have a term in excess of ten years. Forfeitures are recorded when they occur. Stock-based compensation expense is classified in our consolidated statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense over the expected term.

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

See Note 12 to the Company's consolidated financial statements, Stock Option Plan, for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three months ended March 31, 2022 and 2021.

Stock-based compensation expense was $0.9 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had $7.5 million of total unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize in future operating results over a weighted-average period of 2.27 years.

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

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the consolidated balance sheet as of March 31, 2022 and December 31, 2021. The initial fair value of the warrant liabilities were measured at fair value on the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statement of operations for the three months ended March 31, 2022.

On the Closing Date, we established the fair value of the Private Placement Warrants utilizing both the Black-Scholes Merton formula and a Monte Carlo Simulation (“MCS”) analysis. Specifically, we considered a MCS to derive the implied volatility in the publicly listed price of the Public Warrants. We then considered this implied volatility in selecting the volatility for the application of a Black-Scholes Merton model for the Private Placement Warrants. We determined the fair value of the Public Warrants by reference to the quoted market price.

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

The initial measurement on the Closing Date for the Public Warrant liability was approximately $6.3 million and the change in fair value of the Public Warrant liability was approximately $4.0 million for the year ended December 31, 2021. The change in fair value of the Public Warrant liability for the three months ended March 31, 2022 was approximately $7.5 million

The key inputs into the valuations as of the March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.24%
Expected term remaining (years)	4.56	4.81
Implied volatility	49.0%	43.0%
Closing common stock price on the measurement date	$3.76	$7.81

See Note 13 to the Company's consolidated financial statements, Fair Value Measurements, for information concerning certain specific assumptions we used in applying the Black-Scholes Merton formula and MCS to determine the estimated fair value of the Private Placement Warrants outstanding for the three months ended March 31, 2022.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3 to our consolidated financial statements, New Accounting Standards.

Impact of the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic, which continues to spread throughout the U.S. and worldwide. As with many companies around the world, our day-to-day operations were disrupted with the imposition of work from home policies and requirements for physical distancing for any personnel present in our offices and laboratories. The pandemic has also disrupted our activities as shelter-in-place orders, quarantines, supply chain disruptions, travel restrictions and other public health safety measures have impacted our ability to interact with our existing and potential partners for our activities. However, the COVID-19 pandemic did not materially impact our business, operating results, or financial condition. There is significant uncertainty as to the trajectory of the pandemic and its impacts on our business in the future. We could be materially and adversely affected by the risks, or the public perception of the risks, related to the COVID-19 pandemic or similar public health crises. Such crises could adversely impact our ability to conduct on-site laboratory activities, expand our laboratory facilities, secure critical supplies such as reagents, laboratory tools or immunized animals required for discovery research activities, and hire and retain key personnel. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, financial condition and results of operations will be affected. We remain focused on maintaining our operations, liquidity and financial flexibility and continue to monitor developments as we deal with the disruptions and uncertainties from the COVID-19 pandemic.

JOBS Act Accounting Election

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

•
being permitted to present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q;
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

We have elected to take advantage of certain of the reduced disclosure obligations in this Form 10-Q and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our shareholders may be different than the information you receive from other public companies in which you hold stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% and of our total revenue through grants from government organizations for the three months ended March 31, 2022 and 2021, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of March 31, 2022 and December 31, 2021, we had a cash and cash equivalents of $22.4 million and $33.2 million, respectively, all of which was maintained in bank accounts and money market funds in the U.S. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. As such rates are at a near record low, a 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations. Additionally, as of December 31, 2021, we had $6.3 million in restricted cash.

Foreign Currency Risk

We conduct our business in U.S. dollars and, thus, are not exposed to financial risks from exchange rate fluctuations between the U.S. dollar and other currencies.

Item 4. Controls and Procedures.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

The risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, are incorporated herein, and supplemented with the following revised or additional risk factors

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We realized net loss in the fiscal year ended December 31, 2021, we may incur losses for the foreseeable future and may not be able to generate sufficient revenue to maintain profitability.

We are a clinical-stage biopharmaceutical company. We expect to experience variability in revenue and expenses which makes it difficult to evaluate our business and prospects. As such, we have incurred and anticipate that we will continue to incur significant operating losses in the foreseeable future. Our historical losses resulted principally from costs incurred in research and development, preclinical testing, clinical development of product candidates as well as costs incurred for research programs and from general and administrative costs associated with these operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, and regulatory compliance activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for the next several years. We expect that our operating expenses will continue to increase significantly, including as we:

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
•
add operational, financial, and management information systems and personnel to support operations as a public company; and
•
undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties; and
•
experience any delays or encounter issues with any of the above.

Biopharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement and become commercially viable, and therefore any investment in us is highly speculative. Accordingly, before making an investment in us, you should consider our prospects, factoring in the costs, uncertainties, delays, and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as ours. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

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

We are party to a contracting agreement with the US federal government which could be subject to revision or termination at the discretion of the US federal government

We are executing on an award agreement (Project Agreement No. 01; MCDC1902-007) with the U.S. federal Government (USG) that is structured as a cost reimbursement agreement that includes a defined scope and budget and represents the substantial majority of our revenues. The USG has the right to discontinue the agreement and wind-down or change the scope of the projects within the agreement. In the event the USG stops or alters the scope of the project, such action could have a material impact on our financial performance. Further, the agreement contains general purpose and limited purpose rights of USG, which include the sharing of certain types of information and a right to negotiate reasonable access to physical assets that have been funded by USG.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have experienced extreme volatility and disruptions in the past, most recently as a result of the COVID-19 pandemic. These disruptions can result in severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our operations, growth strategy, financial performance and stock price and could require it to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers may not survive an economic downturn, which could directly affect our ability to attain our operating goals on schedule and on budget.

Changes in tax laws and regulations or exposure to additional tax liabilities could adversely affect our financial results.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified or deferred it may materially reduce our cash flows beginning in 2022. Please refer to Note 14, Income Taxes, for additional information

The market price of our securities may be volatile, which could cause the value of any investment in our securities to decline.

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

The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results, or financial condition. In addition, our Business Combination resulted in our merging with a special purpose acquisition company, which can cause additional volatility in the price of our common stock and warrants. There has also been increased focus by government agencies on transactions such as our Business Combination in the last year, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC, other government agencies and holders of our securities, as a result. These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 9, 2022, the Company executed a reorganization of its executive management. As part of the reorganization, the positions of Chief Corporate Communications & Investor Relations Officer, held by Melissa Ullerich, and Chief Business Officer, held by Rick Finnegan, were eliminated. As a result of the reorganization, Ms. Ullerich and Mr. Finnegan are no longer employed by the Company.

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.1¥	Executive Employment Agreement, dated November 17, 2021, by and between SAB Biotherapeutics, Inc. and Samuel J. Reich	8-K	001-39871	10.1	November 19, 2021
10.2¥	Employment Agreement, dated June 6, 2021 by and between SAB Biotherapeutics, Inc. and Melissa Ullerich.	10-K	001-39871	10.4	March 29, 2022
10.3¥*	Employment Agreement, dated March 1, 2021 by and between SAB Biotherapeutics, Inc. And Rick Finnegan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Press Release dated May 12, 2022
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: May 12, 2022	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer

	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer