Form 10-Q
period 2022-06-30
SAB Biotherapeutics, Inc.
filed 2022-08-10
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 29, 2022, the registrant had 43,030,885 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$16,616,493	$33,206,712
Restricted cash	—	6,338,306
Accounts receivable, net	9,612,672	8,010,708
Prepaid expenses	1,521,376	864,513
Total current assets	27,750,541	48,420,239
Long-term prepaid insurance	535,082	—
Operating lease right-of-use assets	2,085,923	2,615,204
Financing lease right-of-use assets	3,946,306	4,019,322
Property, plant and equipment, net	24,837,073	24,314,455
Total assets	$59,154,925	$79,369,220
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,943,581	$4,458,525
Forward share purchase liability	—	6,338,306
Notes payable	25,013	25,013
Operating lease liabilities, current portion	1,169,139	1,142,413
Finance lease liabilities, current portion	140,767	161,050
Due to related party	—	2,367
Deferred grant income	—	100,000
Accrued expenses and other current liabilities	9,858,719	12,455,888
Total current liabilities	16,137,219	24,683,562
Operating lease liabilities, noncurrent	1,061,122	1,653,185
Finance lease liabilities, noncurrent	3,694,834	3,762,430
Warrant liabilities	1,140,478	10,720,130
Total liabilities	22,033,653	40,819,307
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 490,000,000 shares authorized at June 30, 2022 and December 31, 2021; 43,577,543 and 43,487,279 shares issued, respectively, and 43,030,885 and 43,487,279 outstanding at June 30, 2022 and December 31, 2021, respectively	4,358	4,349
Treasury stock, at cost; 546,658 and 0 shares held at June 30, 2022 and December 31, 2021, respectively	(5,521,246)	—
Additional paid-in capital	75,557,244	67,674,515
Accumulated deficit	(32,919,084)	(29,128,951)
Total stockholders’ equity	37,121,272	38,549,913
Total liabilities and stockholders’ equity	$59,154,925	$79,369,220

See accompanying notes to the consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Grant revenue	$6,350,525	$18,209,502	$18,153,601	$35,137,236
Total revenue	6,350,525	18,209,502	18,153,601	35,137,236
Operating expenses
Research and development	8,584,427	18,683,402	21,947,692	31,465,406
General and administrative	4,309,042	2,398,641	9,456,191	5,730,447
Total operating expenses	12,893,469	21,082,043	31,403,883	37,195,853
Loss from operations	(6,542,944)	(2,872,541)	(13,250,282)	(2,058,617)
Changes in fair value of warrant liabilities	1,730,080	—	9,579,652	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	—	—	665,596
Interest expense	(71,237)	(74,434)	(143,259)	(149,626)
Interest income	15,824	5,296	23,757	10,802
Total other income (expense)	1,674,667	(69,138)	9,460,150	526,772
Loss before income taxes	(4,868,277)	(2,941,679)	(3,790,132)	(1,531,845)
Income tax expense (benefit)	(92,281)	—	—	—
Net loss	$(4,775,996)	$(2,941,679)	$(3,790,132)	$(1,531,845)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(0.11)	$(0.11)	$(0.09)	$(0.06)
Weighted-average common shares outstanding – basic and diluted	42,999,413	25,973,406	43,048,254	25,973,406

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	43,487,279	$4,349	$67,674,515	—	$—	$(29,128,951)	$38,549,913
Issuance of common stock for exercise of stock options	14,500	1	7,829	—	—	—	7,830
Forward Share Purchase Agreement, final settlement	—	—	817,060	—	—	—	817,060
Repurchase of common stock pursuant to the Forward Share Purchase Agreement	—	—	5,521,246	(546,658)	(5,521,246)	—	—
Stock-based compensation	—	—	897,600	—	—	—	897,600
Net income	—	—	—	—	—	985,863	985,863
Balance at March 31, 2022	43,501,779	$4,350	$74,918,250	(546,658)	$(5,521,246)	$(28,143,088)	$41,258,266
Issuance of common stock for exercise of stock options	75,764	8	69,133	—	—	—	69,141
Stock-based compensation	—	—	569,861	—	—	—	569,861
Net loss	—	—	—	—	—	(4,775,996)	(4,775,996)
Balance at June 30, 2022	43,577,543	$4,358	$75,557,244	(546,658)	$(5,521,246)	$(32,919,084)	$37,121,272

See accompanying notes to the consolidated financial statements.

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	25,973,406	$2,598	$50,989,657	—	$—	$(11,984,420)	$39,007,835
Stock-based compensation	—	—	349,115	—	—	—	349,115
Net income	—	—	—	—	—	1,409,834	1,409,834
Balance at March 31, 2021	25,973,406	$2,598	$51,338,772	—	$—	$(10,574,586)	$40,766,784
Stock-based compensation	—	—	433,431	—	—	—	433,431
Net loss	—	—	—	—	—	(2,941,679)	(2,941,679)
Balance at June 30, 2021	25,973,406	$2,598	$51,772,203	—	$—	$(13,516,265)	$38,258,536

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,790,132)	$(1,531,845)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	(665,596)
Depreciation and amortization	1,385,427	494,850
Amortization of right-of-use assets	73,016	82,518
Stock-based compensation expense	1,467,461	782,546
Gain on sale of equipment	(14,278)	(5,488)
Changes in fair value of warrant liabilities	(9,579,652)	—
Changes in operating assets and liabilities
Accounts receivable	(1,601,964)	3,460,893
Prepaid expenses	(1,191,944)	847,781
Operating lease right-of-use assets	(36,056)	(34,907)
Accounts payable	485,058	(1,877,260)
Due to related party	(2,367)	(16,778)
Deferred grant income	(100,000)	—
Accrued expense and other current liabilities	(2,597,169)	1,530,885
Net cash (used in) provided by operating activities	(15,502,600)	3,067,599

Cash flows from investing activities:
Proceeds from the sale of equipment	76,390	—
Purchases of equipment	(1,970,156)	(5,353,607)
Net cash used in investing activities	(1,893,766)	(5,353,607)

Cash flows from financing activities:
Payments related to the Forward Share Purchase Agreement	(5,521,246)	—
Principal payments on finance leases	(87,884)	(91,699)
Proceeds from exercise of stock options	76,971	—
Net cash used in financing activities	(5,532,159)	(91,699)

Net decrease in cash, cash equivalents, and restricted cash	(22,928,525)	(2,377,707)
Cash, cash equivalents, and restricted cash
Beginning of year	39,545,018	12,610,383
End of period	$16,616,493	$10,232,676
Supplemental disclosures:
Cash paid for interest	$143,259	$149,626

See accompanying notes to the consolidated financial statements.

SAb Biotherapeutics, Inc. and subsidiaries

Notes to consolidated FINANCIAL statements (Unaudited)

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

Funding from government grants is not guaranteed to cover all costs, and additional funding may be needed to cover operational costs as the Company moves forward with our efforts to develop a commercially approved product. The company believes its existing cash reserves and anticipated cash receipts will be sufficient to fund operations for the twelve months following the date these financials are made available for issuance

Use of estimates

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

Amounts held in escrow by the Company pursuant to the Forward Share Purchase Agreement were reported as restricted cash on the consolidated balance sheet as of December 31, 2021. There were no amounts held in escrow by the Company pursuant to the Forward Share Purchase Agreement as of June 30, 2022.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$16,616,493	$10,232,676
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash	$16,616,493	$10,232,676

Accounts receivable

Accounts receivable are carried at original invoice amount, less an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on management’s assessment of the collectability of specific accounts, the aging of the accounts receivable, historical information and other currently available evidence. Receivables are written off when deemed uncollectible. To date, no receivables have been written off. The Company had no allowance for doubtful accounts as of June 30, 2022 and December 31, 2021.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality federally insured financial institutions.

The Company received 100% of its total revenue through grants from government organizations during the three and six months ended June 30, 2022 and 2021.

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

During the three and six months ended June 30, 2022 and 2021, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP acting as the CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of June 30, 2022. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of June 30, 2022.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and six months ended June 30, 2022 and 2021.

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

In June 2022, the FASB issued ASU 2022-03, "Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions" ("ASU 2022-03"). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

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

Pursuant to the treatment of the Business Combination as a reverse recapitalization, SAB Biotherapeutics assumed the liability position as it existed as of the Effective Time. The net assets of the acquired entity were adjusted to include a forward share purchase liability of $13,098,599. In connection with the Business Combination, an amount matching the assumed forward share purchase liability was transferred into escrow, pending final settlement of the Forward Share Purchase Agreement in January 2022. Given the short-term nature of the Forward Share Purchase Agreement, the Company did not present value the forward share purchase liability. Subsequent settlements whereby Radcliffe sold shares in the open market in excess of the Market Sales Price were treated as a reduction in the assumed forward share purchase liability, with an offsetting increase in equity of the Company. Prior to December 31, 2021, a portion of the forward share purchase liability was settled. As of December 31, 2021, the forward share purchase liability balance was $6,338,306 on the consolidated balance sheet. The forward share purchase liability was settled in full during the six months ended June 30, 2022. As of December 31, 2021, the Company held $6.3 million in escrow pending the final settlement of the Forward Share Purchase Agreement; upon final settlement of the Forward Share Purchase Agreement, $817,060 in cash was released to the Company and the remaining $5.5 million was delivered to Radcliffe for the repurchase of 546,658 shares of the Company's common stock—these shares are accounted for as treasury stock at cost within the consolidated statements of changes in stockholders’ equity.

(5) Revenue

During the three and six months ended June 30, 2022 and 2021, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $6.4 million and $18.2 million, respectively, the three months ended June 30, 2022 and 2021, and $18.2 million and $35.1 million, respectively, for the six months ended June 30, 2022 and 2021.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. Grant income recognized was approximately $3,000 and $94,000, respectively, for the three months ended June 30, 2022 and 2021, and $30,000 and $150,000, respectively, for the six months ended June 30, 2022 and 2021. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $184,000 in funding remaining for this grant as of June 30, 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. Grant income recognized was approximately $118,000 and $20,000, respectively, for the three months ended June 30, 2022 and 2021, and $131,000 and $29,000, respectively, for the six months ended June 30, 2022 and 2021. There is approximately $683,000 in funding remaining for this grant as of June 30, 2022.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. Grant income recognized was approximately $26,000 and $47,000, respectively, for the three months ended June 30, 2022 and 2021, and $49,000 and $47,000, respectively, for the six months ended June 30, 2022 and 2021. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $1.4 million in funding remaining for this grant as of June 30, 2022.

Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $204 million. Grant income recognized was approximately $6.2 million and $18.0 million, respectively, for the three months ended June 30, 2022 and 2021, and $17.9 million and $34.9 million, respectively, for the six months ended June 30, 2022 and 2021. There is approximately $71.3 million in funding remaining for this grant as of June 30, 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of our direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%). In August 2022, this contract was terminated. See Note 19, Subsequent Events for additional information.

(6) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(4,775,996)	$(2,941,679)	$(3,790,132)	$(1,531,845)
Weighted-average common shares outstanding – basic and diluted	42,999,413	25,973,406	43,048,254	25,973,406
Net loss per share, basic and diluted	$(0.11)	$(0.11)	$(0.09)	$(0.06)

The Company’s potentially dilutive securities, which include stock options, common stock warrants, earnout shares, and contingently issuable earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	1,846,889	2,325,760	2,398,870	2,219,915
Common stock warrants	5,958,600	—	5,958,600	—
Earnout Shares (1)	10,491,937	—	10,491,937	—
Contingently issuable Earnout Shares from unexercised Rollover Options	1,508,063	—	1,508,063	—
Total	19,805,489	2,325,760	20,357,470	2,219,915
(1)
As the Earnout shares are subject to certain vesting requirements not satisfied as of the three and six months ended June 30, 2022, the Earnout Shares held in escrow are excluded from calculating both basic and diluted earnings per share.

(7) Equipment

As of June 30, 2022 and December 31, 2021, the Company’s equipment was as follows:

	June 30, 2022	December 31, 2021
Laboratory equipment	$8,761,701	$7,431,988
Animal facility	8,357,667	8,357,667
Animal facility equipment	1,143,213	1,253,879
Construction-in-progress	916,224	4,608,778
Leasehold improvements	8,758,850	5,700,364
Vehicles	192,683	135,593
Office furniture and equipment	1,219,696	46,202
Less: accumulated depreciation and amortization	4,512,961	3,220,016
Property, plant and equipment, net	$24,837,073	$24,314,455

Depreciation and amortization expense was $749,192 and $258,891, respectively, for the three months ended June 30, 2022 and 2021, and $1,385,427 and $494,850, respectively, for the six months ended June 30, 2022 and 2021.

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

The Company has several ongoing construction projects related to the expansion of its operating capacity. As of June 30, 2022 and December 31, 2021, the Company’s construction-in-progress was as follows:

	June 30, 2022	December 31, 2021
New office space at Headquarters	$525,626	$11,183
Laboratory space at Headquarters	—	2,506,482
Laboratory equipment at Headquarters	189,249	246,801
IT equipment at Headquarters	63,538	212,209
Software	137,811	137,811
Bioreactors	—	1,280,728
Other	—	213,564
Total construction-in-progress	$916,224	$4,608,778

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

Animal Facility	40 years
Equipment	3 –7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of June 30, 2022 are:

	Operating	Finance
Weighted-average remaining lease term	1.94 years	16.37 years
Weighted-average discount rate	4.75%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2022:

	Operating	Finance
2022 - remaining	$619,587	$213,790
2023	1,169,559	406,339
2024	535,944	401,496
2025	—	401,496
2026	—	401,496
Thereafter	—	4,784,494
Undiscounted future minimum lease payments	2,325,090	6,609,111
Less: Amount representing interest payments	(94,829)	(2,773,510)
Total lease liabilities	2,230,261	3,835,601
Less current portion	(1,169,139)	(140,767)
Noncurrent lease liabilities	$1,061,122	$3,694,834

Operating lease expense was approximately $291,000 and $268,000, respectively, for the three months ended June 30, 2022 and 2021, and $585,000 and $522,000, respectively, for the six months ended June 30, 2022 and 2021. Operating lease costs are included within research and development expenses on the consolidated statements of operations.

Finance lease costs for the three months ended June 30, 2022 and 2021 included approximately $32,000 and $41,000, respectively, in right-of-use asset amortization and approximately $71,000 and $74,000, respectively, of interest expense. Finance lease costs for the six months ended June 30, 2022 and 2021 included approximately $73,000 and $82,000, respectively, in right-of-use asset amortization and approximately $143,000 and $150,000, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $309,000 and $110,000, respectively, for the three months ended June 30, 2022. Cash payments under operating and finance leases were approximately $621,000 and $231,000, respectively, for the six months ended June 30, 2022. Cash payments under operating and finance leases were approximately $283,000 and $121,000, respectively, for the three months ended June 30, 2021. Cash payments under operating and finance leases were approximately $552,000 and $241,000, respectively, for the six months ended June 30, 2021.

Short-term lease expense recognized in the three and six months ended June 30, 2022 and 2021, was not material.

(9) Accrued Expenses and Other Current Liabilities

As of June 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued vacation	$626,039	$552,629
Accrued payroll	479,526	674,858
Accrued construction-in-progress	38,959	548,988
Accrued supplies	155,560	709,027
Accrued consulting	94,060	179,082
Accrued clinical trial expense	389,779	423,634
Accrued outside laboratory services	251,963	128,752
Accrued bonus & severance	1,591,291	1,804,288
Accrued contract manufacturing	12,285	1,000,824
Accrued legal	720,154	833,646
Accrued financing fees payable	5,123,500	5,100,000
Accrued franchise tax payable	32,501	216,251
Other accrued expenses	343,102	283,909
	$9,858,719	$12,455,888

(10) Notes Payable

In December 2017, the Company entered into a loan agreement for the purchase of a tractor for $116,661 at a 3.6% interest rate. The loan included annual payments of $25,913 for the next five years starting in December 2018. The tractor loan balance as of June 30, 2022 and December 31, 2021 was $25,013. The total amount of the remaining loan balance is due in full in the fourth quarter of 2022.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In April 2020, the Company entered into a loan agreement (the “PPP Loan”) with First Premier Bank under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company, in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $661,612. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate per annum, matures in April 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the CARES Act. The Company recorded the entire amount of the PPP Loan as debt. In February 2021, the Company submitted a forgiveness application related to its PPP Loan. In March 2021, the SBA approved the forgiveness of the PPP Loan, plus accrued interest. We recorded a gain on extinguishment of PPP Loan of $665,596 for the forgiveness of the PPP Loan and accrued interest within gain on debt extinguishment of Paycheck Protection Program SBA Loan on the consolidated statement of operations for the six months ended June 30, 2021.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding options, December 31, 2021	5,107,672	$2.44	5.78	$28,948,535
Granted	528,711	$2.84
Forfeited	(256,475)	$4.81
Exercised	(90,264)	$0.85
Outstanding options, June 30, 2022	5,289,644	$2.64	4.88	$2,146,863
Options vested and exercisable, June 30, 2022	3,950,063	$1.34	3.69	$2,146,863

Total unrecognized compensation cost related to non-vested stock options as of June 30, 2022 was approximately $5.2 million and is expected to be recognized within future operating results over a weighted-average period of 2.13 years.

The weighted average grant date fair value of options granted during the three months ended June 30, 2022 and 2021, was $1.79 per share and $5.40 per share, respectively. During the three months ended June 30, 2022 and 2021, 134,986 shares with a fair value totaling $595 thousand, and 151,577 shares with a fair value totaling $668 thousand, respectively, vested.

The weighted average grant date fair value of options granted during the six months ended June 30, 2022 and 2021, was $1.76 per share and $5.21 per share, respectively. During the six months ended June 30, 2022 and 2021, 315,370 shares with a fair value totaling $1.3 million, and 231,348 shares with a fair value totaling $0.9 million, respectively, vested.

The estimated fair value of stock options granted to employees and consultants during the three and six months ended June 30, 2022 and 2021, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected volatility	85.4%	75.9 - 104.3%	78.0 - 85.4%	75.9 - 104.3%
Weighted-average volatility	85.4%	96.7%	79.0%	98.1%
Expected dividends	—%	—%	—%	—%
Expected term (in years)	5.89	6.25	5.50 - 6.08	6.25
Risk-free rate	3.03%	0.14 - 0.59%	1.38 - 3.03%	0.14 - 0.59%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	300,000	$1.89
Vested	—	$—
Forfeited	—	$—
Unvested as of June 30, 2022	300,000	$1.89

Total unrecognized compensation cost related to non-vested stock awards as of June 30, 2022 was approximately $0.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.93 years.

Stock-based compensation expense

Stock-based compensation expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$149,814	$303,461	$518,039	$514,404
General and administrative	420,047	129,970	949,422	268,142
Total	$569,861	$433,431	$1,467,461	$782,546

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2022
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$1,092,500	$1,092,500	$—	$—
Private Placement Warrant liability	47,978	—	—	47,978
Total	$1,140,478	$1,092,500	$—	$47,978

	As of December 31, 2021
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$10,292,500	$10,292,500	$—	$—
Private Placement Warrant liability	427,630	—	—	427,630
Total	$10,720,130	$10,292,500	$—	$427,630

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
•
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

As of June 30, 2022, 5,750,000 Public Warrants were outstanding.

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

As of June 30, 2022, 208,600 Private Placement Warrants were outstanding.

Presentation and Valuation of the Warrants

The Warrants (both the Public Warrants and Private Placement Warrants) are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of June 30, 2022 and December 31, 2021. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the three and six months ended June 30, 2022.

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

The following table provides a summary of the changes in our Level 3 fair value measurements:

June 30, 2022
Balance, December 31, 2021	$427,630
Change in fair value of Private Placement Warrant liability	(317,072)
Balance, March 31, 2022	$110,558
Change in fair value of Private Placement Warrant liability	(62,580)
Balance, June 30, 2022	$47,978

The initial measurement on the Closing Date for the Public Warrant liability was approximately $6.3 million and the fair value of the Public Warrant liability increased by approximately $4.0 million during the year ended December 31, 2021. The fair value of the Public Warrant liability decreased by approximately $1.7 million and $9.2 million, respectively, for the three and six months ended June 30, 2022.

The key inputs into the valuations as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.24%
Expected term remaining (years)	4.31	4.81
Implied volatility	73.0%	43.0%
Closing common stock price on the measurement date	$1.45	$7.81

As of June 30, 2022 and December 31, 2021, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, and notes payable approximate their fair values due to their near-term maturities.

(14) Income Taxes

The effective income tax rate for the six months ended June 30, 2022 is 0%, compared with an effective tax rate of 0% for the year ended December 31, 2021. The calculation of the annual effective tax rate did not produce a reliable estimate, so the actual effective tax rate for the year-to-date period is used as the best estimate of the annual effective tax rate.

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

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $2.9 million during the six months ended June 30, 2022. The Company has not recognized any reserves for uncertain tax positions.

(15) Related Party Transactions

For the three and six months ended June 30, 2022, under the Related Party Transaction Policy the Company adopted in the fourth quarter of 2021, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

For the three and six months ended June 30, 2021, preceding the Company's Merger and adoption of the aforementioned Related Party Transaction Policy, the Company had related party transactions as follows:

•
The Company paid consulting fees to a board member, Christine Hamilton, who is also a shareholder, of $0 and $25,000, respectively, during the three and six months ended June 30, 2021.
•
The Company made lease and insurance payments to Dakota Ag Properties of approximately $134,000 and $234,000, respectively, during the three and six months ended June 30, 2021. Dakota Ag Investments (part of Dakota Ag Properties) is a shareholder of the Company.
•
The Company made lab supply payments to Sanford Health (which is a shareholder of the Company) totaling approximately $15,000 and $78,000, respectively, during the three and six months ended June 30, 2021.

(16) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $166,000 and $78,000, respectively, during the three months ended June 30, 2022 and 2021 and approximately $259,000 and $178,000, respectively, during the six months ended June 30, 2022 and 2021.

(17) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(18) Joint Development Agreement

In June 2019, the Company entered into a joint development agreement with the University of South Dakota Research Park, Inc. (“USDRP”) for the construction of a multi-tenant office building and a manufacturing building. Pursuant to the agreement, the Company also entered into a lease agreement for 41,195 square feet of leasable area located in the building. The lease will commence upon completion of the building for an initial term of 12 years at a monthly payment of approximately $118,000. Aurochs, LLC, a wholly owned subsidiary, was founded to manage the construction funds for this project. All pre-construction costs up to a budgeted $2.7 million were paid directly by the Company and reimbursed by USDRP. As of June 30, 2022 or December 31, 2021, USDRP has spent approximately $2.12 million in design costs for this facility, with approximately $580,000 of the $2.7 million budget remaining. There were no receivables or payables for this project as of June 30, 2022 or December 31, 2021. USDRP and the Company intend to secure outside funding for all expenses incurred after the pre-construction phase. If funding cannot be secured to finance the construction of this facility, the Company will not be required to refund any of the design costs incurred to date. This project is on hold as the Company works to develop existing production capabilities at its current facilities sufficient to support its ongoing research and development plans.

(19) Subsequent Events

On August 3, 2022, the Company received notice from the US Department of Defense (“DoD”) to terminate the Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) Rapid Response contract, dated as of August 7, 2019 by and between the Company and the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of a Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185 (the "JPEO Rapid Response Contract Termination"). No termination penalties have been or will be incurred by the Company in connection therewith. The Company anticipates entry into a termination settlement or similar arrangement with the DoD whereby, among other things, the Company expects to be compensated for costs incurred in winding down activity surrounding the JPEO Rapid Response contract.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements involved known and unknown risks, relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including but not limited to those related to discovery data of SAB-195 and SAB-142; Phase 1 & Phase 2a results of SAB-176; and Phase 1, 1b, and 2 results for SAB-185 do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, the Company’s most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed by the Company with the Securities and Exchange Commission and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Overview

We are a clinical-stage, biopharmaceutical company focused on the development of powerful and proprietary immunotherapeutic polyclonal human antibodies to treat and prevent infectious diseases and immune and autoimmune disorders, including infectious diseases resulting from outbreaks and pandemics as well as immunology, gastroenterology, and respiratory diseases that have significant mortality and health impacts on immunocompromised patients. We have applied advanced genetic engineering and antibody science to develop transchromosomic (Tc) Bovine™. Our versatile DiversitAb™ platform is applicable to a wide range of serious unmet needs in human diseases. It produces natural, specifically targeted, high-potency, fully-human polyclonal immunotherapies without the need for human donors. We currently have multiple drug development programs underway and collaborations with the US government and global pharmaceutical companies.

The platform has been expanded and validated through funding awarded from U.S. government emerging disease and medical countermeasures programs with cumulative grant award totals of approximately $203.6 million. We are advancing clinical programs in two indications, and preclinical development in three indications. In addition, we are executing on two research collaborations with global pharmaceutical companies, including CSL Behring and an undisclosed collaboration.

We generated total revenue of $6.4 million and $18.2 million for the three months ended June 30, 2022 and 2021, respectively, and $18.2 million and $35.1 million, respectively, for the six months ended June 30, 2022 and 2021. Our revenue to date has been primarily derived from government grants. As of June 30, 2022, $72.0 million in funding ($71.3 million of which was eliminated as a result of the JPEO Rapid Response Contract Termination) remains for our current government grants, with an additional $1.6 million remaining for our current government grants pending approval of extensions on the funding for two of the grants.

We plan to focus a substantial portion of our resources on continued research and development efforts towards deepening our technology and expertise with our platform and as well as indications in infectious disease and autoimmune indications. As a result, we expect to continue to make significant investments in these areas for the foreseeable future. We incurred research and development expenses of $8.6 million and $18.7 million, respectively, for the three months ended June 30, 2022 and 2021, and $21.9 million and $31.5 million, respectively, for the six months ended June 30, 2022 and 2021. We incurred general and administrative expenses of $4.3 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively, and $9.5 million and $5.7 million for the six months ended June 30, 2022 and 2021. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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
•
operate as a public company.

To date, we have primarily financed our operations from government agreements and the issuance and sale of common stock.

We generated a net loss of $4.8 million and $2.9 million, respectively, for the three months ended June 30, 2022 and 2021, and a net loss of $3.8 million and $1.5 million for the six months ended June 30, 2022 and 2021. As of June 30, 2022, we had an accumulated deficit of $32.9 million with cash and cash equivalents totaling $16.6 million.

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

Components of Results of Operations

Revenue

Our revenue has historically been generated through grants from government and other (non-government) organizations. We currently have no commercially approved products.

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

The total revenue for government grants was approximately $6.4 million and $18.2 million, respectively, the three months ended June 30, 2022 and 2021, and $18.2 million and $35.1 million, respectively, for the six months ended June 30, 2022 and 2021.

For the three and six months ended June 30, 2021, we worked on the following grants:

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. Grant income recognized was approximately $3,000 and $94,000, respectively, for the three months ended June 30, 2022 and 2021, and $30,000 and $150,000, respectively, for the six months ended June 30, 2022 and 2021. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $184,000 in funding remaining for this grant as of June 30, 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. Grant income recognized was approximately $118,000 and $20,000, respectively, for the three months ended June 30, 2022 and 2021, and $131,000 and $29,000, respectively, for the six months ended June 30, 2022 and 2021. There is approximately $683,000 in funding remaining for this grant as of June 30, 2022.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. Grant income recognized was approximately $26,000 and $47,000, respectively, for the three months ended June 30, 2022 and 2021, and $49,000 and $47,000, respectively, for the six months ended June 30, 2022 and 2021. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $1.4 million in funding remaining for this grant as of June 30, 2022.

Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $204 million. Grant income recognized was approximately $6.2 million and $18.0 million, respectively, for the three months ended June 30, 2022 and 2021, and $17.9 million and $34.9 million, respectively, for the six months ended June 30, 2022 and 2021. There is approximately $71.3 million in funding remaining for this grant as of June 30, 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of our direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%). As a result of the JPEO Rapid Response Contract Termination in August 2022, this grant was terminated.

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

For the three and six months ended June 30, 2022 and 2021, we had contracts with multiple contract research organizations (“CRO”) to conduct and complete clinical studies. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP, acting as CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid through December 31, 2021. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of June 30, 2022.

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

Research and development expenses by component for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Salaries & benefits	$3,577,501	$2,433,001
Laboratory supplies	1,859,280	3,784,605
Animal care	392,778	937,520
Contract manufacturing	354,530	5,966,248
Clinical trial expense	213,562	3,105,066
Outside laboratory services	704,578	1,290,483
Project consulting	118,395	424,592
Facility expense	1,323,200	727,514
Other expenses	40,603	14,373
Total research and development expenses	$8,584,427	$18,683,402

Research and development expenses by component for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Salaries & benefits	$6,924,434	$4,448,632
Laboratory supplies	3,798,613	7,589,679
Animal care	1,073,559	1,993,823
Contract manufacturing	4,783,733	9,601,881
Clinical trial expense	270,880	3,233,757
Outside laboratory services	1,887,392	2,235,115
Project consulting	553,178	846,333
Facility expense	2,559,991	1,397,591
Other expenses	95,912	118,595
Total research and development expenses	$21,947,692	$31,465,406

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of domestic federal and state income taxes.

Results of Operations

The following tables set forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Revenue
Grant revenue	$6,350,525	$18,209,502
Total revenue	6,350,525	18,209,502
Operating expenses
Research and development	8,584,427	18,683,402
General and administrative	4,309,042	2,398,641
Total operating expenses	12,893,469	21,082,043
Loss from operations	(6,542,944)	(2,872,541)
Changes in fair value of warrant liabilities	1,730,080	—
Interest expense	(71,237)	(74,434)
Interest income	15,824	5,296
Total other income (expense)	1,674,667	(69,138)
Loss before income taxes	(4,868,277)	(2,941,679)
Income tax benefit	(92,281)	—
Net loss	$(4,775,996)	$(2,941,679)

The following tables set forth our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Revenue
Grant revenue	$18,153,601	$35,137,236
Total revenue	18,153,601	35,137,236
Operating expenses
Research and development	21,947,692	31,465,406
General and administrative	9,456,191	5,730,447
Total operating expenses	31,403,883	37,195,853
Loss from operations	(13,250,282)	(2,058,617)
Changes in fair value of warrant liabilities	9,579,652	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596
Interest expense	(143,259)	(149,626)
Interest income	23,757	10,802
Total other income	9,460,150	526,772
Loss before income taxes	(3,790,132)	(1,531,845)
Income tax expense	—	—
Net loss	$(3,790,132)	$(1,531,845)

Comparison of the three and six months ended June 30, 2022 and 2021

Revenue

	Three Months Ended June 30,
	2022	2021	Change	% Change
Revenue	$6,350,525	$18,209,502	$(11,858,977)	(65.1)%
Total revenue	$6,350,525	$18,209,502

Revenue decreased by $11.9 million, or 65.1%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to a decrease in work performed under the JPEO Rapid Response contract. Included in revenues for the three months ended June 30, 2022 is $2.9 million for contract manufacturing, as compared to $9.6 million for contract manufacturing, $1.3 million for fixed asset reimbursement, and $0.1 million for animal purchases for the three months ended June 30, 2021.

	Six Months Ended June 30,
	2022	2021	Change	% Change
Revenue	$18,153,601	$35,137,236	$(16,983,635)	(48.3)%
Total revenue	$18,153,601	$35,137,236

Revenue decreased by $17.0 million, or 48.3%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to a decrease in work performed under the JPEO Rapid Response contract. Included in revenues for the six months ended June 30, 2022 are $5.0 million for contract manufacturing and $0.3 million for fixed asset purchases, as compared to $10.1 million for contract manufacturing, $3.2 million for fixed asset reimbursement, and $1.7 million for animal purchases for the six months ended June 30, 2021.

We anticipate future revenues will be substantially derived from current period directly reimbursable expenses such as laboratory supplies, labor costs, and consulting fees plus, when applicable, an overhead charge and a flat-rate fixed fee. As a result of the JPEO Rapid Response Contract Termination, we expect future revenues to be lower as our primary pipeline development targets of Clostridioides difficile Infection, influenza, and immune system disorders remain independently financed as the we explore potential partnerships, co-development opportunities, and licensing arrangements.

Research and Development

	Three Months Ended June 30,
	2022	2021	Change	% Change
Research and development	$8,584,427	$18,683,402	$(10,098,975)	(54.1)%
Total research and development expenses	$8,584,427	$18,683,402

Research and development expenses decreased by $10.1 million, or 54.1%, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to decreases in laboratory supplies, contract manufacturing costs, clinical trial expense, and outside lab services due to a decrease in work performed under the JPEO Rapid Response contract. Please refer to the research and development expenses by component for the three months ended June 30, 2022 and 2021 table above for additional information.

	Six Months Ended June 30,
	2022	2021	Change	% Change
Research and development	$21,947,692	$31,465,406	$(9,517,714)	(30.2)%
Total research and development expenses	$21,947,692	$31,465,406

Research and development expenses decreased by $9.5 million, or 30.2%, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to decreases in laboratory supplies, contract manufacturing costs, clinical trial expense, and outside lab services due to a decrease in work performed under the JPEO Rapid Response contract. Please refer to the research and development expenses by component for the six months ended June 30, 2022 and 2021 table above for additional information.

As a result of the JPEO Rapid Response Contract Termination and in tandem with our focus on our primary pipeline development targets, future period research and development expenses will decrease as we no longer expect to incur high costs of contract manufacturing, outside laboratory services, project consulting, and facilities costs related to the production of SAB-185.

General and Administrative

	Three Months Ended June 30,
	2022	2021	Change	% Change
General and administrative	$4,309,042	$2,398,641	$1,910,401	79.6%
Total general and administrative expenses	$4,309,042	$2,398,641

General and administrative expenses increased by $1.9 million, or 79.6%, in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to increased compensation costs ($1.1 million) and increased insurance costs associated with being a public company ($0.7 million).

	Six Months Ended June 30,
	2022	2021	Change	% Change
General and administrative	$9,456,191	$5,730,447	$3,725,744	65.0%
Total general and administrative expenses	$9,456,191	$5,730,447

General and administrative expenses increased by $3.7 million, or 65.0%, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to increases in business, regulatory consulting, and other compliance costs ($1.2 million); insurance costs associated with being a public company ($1.5 million); and increased compensation costs ($0.9 million).

Non-operating Income

	Three Months Ended June 30,
	2022	2021	Change	% Change
Changes in fair value of warrant liabilities	$1,730,080	$—	$1,730,080	N/M
Total non-operating income	$1,730,080	$—

Total non-operating income increased by $1.7 million in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to the change in fair value of warrant liabilities which were issued as a result of the Business Combination in the fourth quarter of 2021.

	Six Months Ended June 30,
	2022	2021	Change	% Change
Changes in fair value of warrant liabilities	$9,579,652	$—	$9,579,652	N/M
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596	(665,596)	N/M
Total non-operating income	$9,579,652	$665,596

Total non-operating income increased by $8.9 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to changes in the fair value of the warrant liabilities, partially offset by the forgiveness of the
PPP Loan, plus accrued interest, in the first quarter of 2021.

Interest Expense

	Three Months Ended June 30,
	2022	2021	Change	% Change
Interest expense	$71,237	$74,434	$(3,197)	(4.3)%
Total interest expense	$71,237	$74,434

Interest expense remained largely unchanged in the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, driven by adding no new Finance Leases or other interest-bearing debt.

	Six Months Ended June 30,
	2022	2021	Change	% Change
Interest expense	$143,259	$149,626	$(6,367)	(4.3)%
Total interest expense	$143,259	$149,626

Interest expense remained largely unchanged in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, driven by adding no new Finance Leases or other interest-bearing debt.

Interest Income

	Three Months Ended June 30,
	2022	2021	Change	% Change
Interest income	$15,824	$5,296	$10,528	198.8%
Total interest income	$15,824	$5,296

Interest income increased during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to higher interest earning cash balances.

	Six Months Ended June 30,
	2022	2021	Change	% Change
Interest income	$23,757	$10,802	$12,955	119.9%
Total interest income	$23,757	$10,802

Interest income increased during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to higher interest earning cash balances.

Income Tax Expense (Benefit)

	Three Months Ended June 30,
	2022	2021	Change	% Change
Income tax benefit	$(92,281)	$—	$(92,281)	N/M
Total income tax benefit	$(92,281)	$—

Income tax benefit increased by $92 thousand during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily attributable to the elimination of the existing option to deduct research and development expenditures and requirement for taxpayers to amortize them over five years pursuant to IRC Section 174.

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

	Six Months Ended June 30,
	2022	2021	Change	% Change
Income tax expense	$—	$—	$—	N/M
Total income tax expense	$—	$—

Income tax expense did not change during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily attributable to the consumption of prior period net operating losses offsetting our taxable income position attributable to the elimination of the existing option to deduct research and development expenditures and requirement for taxpayers to amortize them over five years pursuant to IRC Section 174.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had $16.6 million and $33.2 million, respectively, of cash and cash equivalents. Additionally, as of December 31, 2021 we had $6.3 million in restricted cash held in escrow pending the final settlement of the Forward Share Purchase Agreement. Upon final settlement of the Forward Share Purchase Agreement during the first quarter of 2022, $817,060 in cash was released to the Company and the remaining $5.5 million was delivered to Radcliffe for the repurchase of 546,658 shares of the Company's common stock. To date, we have primarily relied on grant revenue in the form of government grants and the sale of common stock.

Our standard repayment terms for accounts receivable are thirty days from the invoice date. As a majority of our accounts receivable is from work performed under government grants, we have not had an uncollectible accounts receivable amount in over 5 years.

We intend to continue to invest in our business and, as a result, may incur operating losses in future periods. We expect to continue to invest in research and development efforts towards expanding our capabilities and expertise along our platform and the primary pipeline development targets we are working on, as well as building our business development team and marketing our solutions to partners in support of the growth of the business.

We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates, and begin commercialization of our products. As a result, we will require additional capital to fund our operations in order to support our long-term plans, in particular, following the JPEO Rapid Response Contract Termination.

Our current business plan, existing cash and cash equivalents, and anticipated cash flows from operations will be sufficient to meet our working capital and capital expenditure needs over at least the next twelve months, assuming, among other things, no significant unforeseen expenses. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Sources of Liquidity

Since our inception, we have financed our operations primarily from revenue in the form of government grants and from equity financings.

Equity Financings and Option Exercises

As of June 30, 2022, we have raised approximately $82.5 million since our inception from the issuance and sale of convertible preferred shares, net of issuance costs associated with such financings, the Business Combination with BCYP, and exercises of employee stock options.

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

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In April 2020, the Company entered into a loan agreement (the “PPP Loan”) with First Premier Bank under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company, in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $661,612. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate per annum, matures in April 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the CARES Act. The Company recorded the entire amount of the PPP Loan as debt. In February 2021, the Company submitted a forgiveness application related to its PPP Loan. In March 2021, the SBA approved the forgiveness of the PPP Loan, plus accrued interest. We recorded a gain on extinguishment of PPP Loan of $665,596 for the forgiveness of the PPP Loan and accrued interest within gain on debt extinguishment of Paycheck Protection Program SBA Loan on the consolidated statement of operations for the six months ended June 30, 2021.

Please refer to Note 10 to the Company's consolidated financial statements, Notes Payable, for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(15,502,600)	$3,067,599
Net cash used in investing activities	(1,893,766)	(5,353,607)
Net cash used in financing activities	(5,532,159)	(91,699)
Net decrease in cash, cash equivalents, and restricted cash	$(22,928,525)	$(2,377,707)

Operating Activities

Net cash from operating activities decreased by $18.6 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a $17.0 million decrease in revenue, offset by a $5.8 million decrease in operating expenses. Additionally, we experienced an increase of non-cash working capital of $4.9 million during the six months ended June 30, 2022 as compared to a $3.9 million decrease of non-cash working capital during the six months ended June 30, 2021.

Investing Activities

Net cash from investing activities increased by $3.5 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to a decrease in purchases of equipment and substantial completion of the HQ expansion.

Financing Activities

Net cash from financing activities decreased by $5.4 million in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, primarily due to the final settlement of the Forward Share Purchase Agreement whereby $5.5 million of restricted cash was utilized for a repurchase of 546,658 shares of the Company's common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2022:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Notes payable (1)	$25,013	$25,013	$—	$—	$—
Operating lease liabilities (2)	2,325,090	619,587	1,705,503	—	—
Finance lease liabilities (2)	6,609,111	213,790	807,835	802,992	4,784,494
Total	$8,959,214	$858,390	$2,513,338	$802,992	$4,784,494
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

As of June 30, 2022, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

We had approximately $25.8 million of federal net operating loss carryforwards as of June 30, 2022. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. Our effective tax rate will vary depending on the relative use of tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, limitation of application for our NOL carryforwards, and changes in tax laws in jurisdictions in which we operate.

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

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $2.9 million during the six months ended June 30, 2022. The company has not recognized any reserves for uncertain tax positions.

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

See Note 12 to the Company's consolidated financial statements, Stock Option Plan, for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and six months ended June 30, 2022 and 2021.

Stock-based compensation expense was $0.6 million and $0.4 million, respectively, for the three months ended June 30, 2022 and 2021, and $1.5 million and $0.8 million, respectively, for the six months ended June 30, 2022 and 2021.

As of June 30, 2022, we had $5.2 million of total unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize in future operating results over a weighted-average period of 2.13 years. Total unrecognized compensation cost related to non-vested stock awards as of June 30, 2022 was approximately $0.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.93 years.

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

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the consolidated balance sheet as of June 30, 2022 and December 31, 2021. The initial fair value of the warrant liabilities were measured at fair value on the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statement of operations for the three months ended June 30, 2022.

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

The initial measurement on the Closing Date for the Public Warrant liability was approximately $6.3 million and the fair value of the Public Warrant liability increased by approximately $4.0 million during the year ended December 31, 2021. The fair value of the

Public Warrant liability decreased by approximately $1.7 million and $9.2 million, respectively, for the three and six months ended June 30, 2022.

The key inputs into the valuations as of the June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.00%	1.24%
Expected term remaining (years)	4.31	4.81
Implied volatility	73.0%	43.0%
Closing common stock price on the measurement date	$1.45	$7.81

See Note 13 to the Company's consolidated financial statements, Fair Value Measurements, for information concerning certain specific assumptions we used in applying the Black-Scholes Merton formula and MCS to determine the estimated fair value of the Private Placement Warrants outstanding as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% and of our total revenue through grants from government organizations for the three and six months ended June 30, 2022 and 2021, respectively. To date, no receivables have been written off. We do not believe the JPEO Rapid Response Contract Termination will have an impact on our outstanding receivables as of June 30, 2022.

Interest Rate Risk

As of June 30, 2022 and December 31, 2021, we had a cash and cash equivalents of $16.6 million and $33.2 million, respectively, all of which was maintained in bank accounts and money market funds in the U.S. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations. Additionally, as of December 31, 2021, we had $6.3 million in restricted cash.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We expect to experience variability in revenue and expenses which makes it difficult to evaluate our business and prospects. As such, we have incurred and anticipate that we will continue to incur significant operating losses in the foreseeable future. Our historical losses resulted principally from costs incurred in research and development, preclinical testing, clinical development of product candidates as well as costs incurred for research programs and from general and administrative costs associated with these operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, and regulatory compliance activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for the next several years. We expect that our operating expenses will continue to increase significantly, including as we:

•
continue the research and development of our clinical- and preclinical-stage product candidates and discovery stage programs, including the clinical trials of SAB-176;
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

We have historically relied on awards from, and contracts with, the U.S. Government to fund our business and operations, and will need to find new and alternative sources of funding following the discontinuance of certain such arrangements.

We have historically relied on awards from, and contracts with, the U.S. Government to fund our business and operations, but we have recently mutually agreed with the U.S. federal Government (USG) to discontinue Project Agreement No. 01; MCDC1902-007, an award agreement which represented a substantial majority of our revenues. We therefore need to secure new and alternative sources of funding for our projects. There is no guarantee that we will find such other sources of funding on favorable terms or at all, which could have a direct adverse effect on our financial condition and ability to operate.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures and requires taxpayers to amortize them over five years pursuant to IRC Section 174. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified or deferred, it may materially reduce our cash flows beginning in 2022. Please refer to Note 14, Income Taxes, for additional information

The market price of our securities may be volatile, which could cause the value of any investment in our securities to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On August 3, 2022, the Company received notice from the DoD to terminate the JPEO Rapid Response contract, dated as of August 7, 2019 by and between the Company and the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of a Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185. No termination penalties have been or will be incurred by the Company in connection therewith. The Company anticipates entry into a termination settlement or similar arrangement with the DoD whereby, among other things, the Company will be compensated for costs incurred in winding down activity surrounding the JPEO Rapid Response contract.

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

SAB BIOTHERAPEUTICS, INC.

Date: August 9, 2022	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer

	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer