Form 10-Q
period 2022-09-30
SAB Biotherapeutics, Inc.
filed 2022-11-14
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 3, 2022, the registrant had 43,030,885 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$8,332,188	$33,206,712
Restricted cash	—	6,338,306
Accounts receivable, net	12,942,037	8,010,708
Prepaid expenses	907,865	864,513
Total current assets	22,182,090	48,420,239
Long-term prepaid insurance	501,388	—
Operating lease right-of-use assets	1,870,518	2,615,204
Financing lease right-of-use assets	3,921,589	4,019,322
Property, plant and equipment, net	24,031,908	24,314,455
Total assets	$52,507,493	$79,369,220
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,484,276	$4,458,525
Forward share purchase liability	—	6,338,306
Notes payable	25,013	25,013
Operating lease liabilities, current portion	1,212,862	1,142,413
Finance lease liabilities, current portion	140,891	161,050
Due to related party	—	2,367
Deferred grant income	—	100,000
Accrued expenses and other current liabilities	10,238,212	12,455,888
Total current liabilities	17,101,254	24,683,562
Operating lease liabilities, noncurrent	762,775	1,653,185
Finance lease liabilities, noncurrent	3,662,541	3,762,430
Warrant liabilities	357,516	10,720,130
Total liabilities	21,884,086	40,819,307
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock; $0.0001 par value; 490,000,000 shares authorized at September 30, 2022 and December 31, 2021; 43,577,543 and 43,487,279 shares issued, respectively, and 43,030,885 and 43,487,279 outstanding at September 30, 2022 and December 31, 2021, respectively	4,358	4,349
Treasury stock, at cost; 546,658 and 0 shares held at September 30, 2022 and December 31, 2021, respectively	(5,521,246)	—
Additional paid-in capital	76,135,447	67,674,515
Accumulated deficit	(39,995,152)	(29,128,951)
Total stockholders’ equity	30,623,407	38,549,913
Total liabilities and stockholders’ equity	$52,507,493	$79,369,220

See accompanying notes to the consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Grant revenue	$3,589,708	$14,680,589	$21,743,309	$49,817,825
Total revenue	3,589,708	14,680,589	21,743,309	49,817,825
Operating expenses
Research and development	7,352,978	15,070,265	29,300,405	46,535,671
General and administrative	4,044,046	3,600,678	13,500,512	9,331,125
Total operating expenses	11,397,024	18,670,943	42,800,917	55,866,796
Loss from operations	(7,807,316)	(3,990,354)	(21,057,608)	(6,048,971)
Changes in fair value of warrant liabilities	782,962	—	10,362,614	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	—	—	665,596
Other income	1,527	3,953	1,527	3,953
Interest expense	(70,626)	(78,558)	(213,885)	(228,184)
Interest income	17,385	3,769	41,143	14,571
Total other income (expense)	731,248	(70,836)	10,191,399	455,936
Loss before income taxes	(7,076,068)	(4,061,190)	(10,866,209)	(5,593,035)
Income tax expense (benefit)	—	—	—	—
Net loss	$(7,076,068)	$(4,061,190)	$(10,866,209)	$(5,593,035)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(0.16)	$(0.16)	$(0.25)	$(0.22)
Weighted-average common shares outstanding – basic and diluted	43,030,885	25,973,406	43,042,379	25,973,406

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	43,487,279	$4,349	$67,674,515	—	$—	$(29,128,951)	$38,549,913
Issuance of common stock for exercise of stock options	14,500	1	7,829	—	—	—	7,830
Forward Share Purchase Agreement, final settlement	—	—	817,060	—	—	—	817,060
Repurchase of common stock pursuant to the Forward Share Purchase Agreement	—	—	5,521,246	(546,658)	(5,521,246)	—	—
Stock-based compensation	—	—	897,600	—	—	—	897,600
Net income	—	—	—	—	—	985,863	985,863
Balance at March 31, 2022	43,501,779	$4,350	$74,918,250	(546,658)	$(5,521,246)	$(28,143,088)	$41,258,266
Issuance of common stock for exercise of stock options	75,764	8	69,133	—	—	—	69,141
Stock-based compensation	—	—	569,861	—	—	—	569,861
Net loss	—	—	—	—	—	(4,775,996)	(4,775,996)
Balance at June 30, 2022	43,577,543	$4,358	$75,557,244	(546,658)	$(5,521,246)	$(32,919,084)	$37,121,272
Stock-based compensation	—	—	578,203	—	—	—	578,203
Net loss	—	—	—	—	—	(7,076,068)	(7,076,068)
Balance at September 30, 2022	43,577,543	$4,358	$76,135,447	(546,658)	$(5,521,246)	$(39,995,152)	$30,623,407

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2020	25,973,406	$2,598	$50,989,657	$(11,984,420)	$39,007,835
Stock-based compensation	—	—	349,115	—	349,115
Net income	—	—	—	1,409,834	1,409,834
Balance at March 31, 2021	25,973,406	$2,598	$51,338,772	$(10,574,586)	$40,766,784
Stock-based compensation	—	—	433,431	—	433,431
Net loss	—	—	—	(2,941,679)	(2,941,679)
Balance at June 30, 2021	25,973,406	$2,598	$51,772,203	$(13,516,265)	$38,258,536
Stock-based compensation	—	—	880,664	—	880,664
Net loss	—	—	—	(4,061,190)	(4,061,190)
Balance at September 30, 2021	25,973,406	$2,598	$52,652,867	$(17,577,455)	$35,078,010

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(10,866,209)	$(5,593,035)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	(665,596)
Depreciation and amortization	2,270,621	868,630
Amortization of right-of-use assets	97,733	123,777
Stock-based compensation expense	2,045,664	1,663,210
Gain on sale of equipment	(15,793)	(5,488)
Changes in fair value of warrant liabilities	(10,362,614)	—
Changes in operating assets and liabilities
Accounts receivable	(4,931,330)	10,356,280
Prepaid expenses	(544,737)	331,559
Operating lease right-of-use assets	(75,276)	(45,964)
Accounts payable	1,025,751	(3,273,848)
Due to related party	(2,367)	(2,727)
Deferred grant income	(100,000)	—
Accrued expense and other current liabilities	(2,217,676)	3,108,244
Net cash (used in) provided by operating activities	(23,676,233)	6,865,042

Cash flows from investing activities:
Proceeds from the sale of equipment	76,390	—
Purchases of equipment	(2,048,660)	(8,581,735)
Net cash used in investing activities	(1,972,270)	(8,581,735)

Cash flows from financing activities:
Payments related to the Forward Share Purchase Agreement	(5,521,246)	—
Principal payments on finance leases	(120,053)	(142,928)
Proceeds from exercise of stock options	76,972	—
Net cash used in financing activities	(5,564,327)	(142,928)

Net decrease in cash, cash equivalents, and restricted cash	(31,212,830)	(1,859,621)
Cash, cash equivalents, and restricted cash
Beginning of year	39,545,018	12,610,383
End of period	$8,332,188	$10,750,762
Supplemental disclosures:
Cash paid for interest	$143,259	$228,184

Supplemental information on non-cash investing and finance activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$65,088	$260,682

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

Going Concern

As of September 30, 2022, the Company has experienced net losses, negative cash flows from operations and had an accumulated deficit of $40 million. The Company anticipates to continue to generate losses for the foreseeable future, and expects the losses to increase as the Company continues the development of, and seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans, in particular, following the JPEO Rapid Response Contract Termination. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. The Company plans to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The unaudited consolidated financial statements as of September 30, 2022, have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Funding from government grants is not guaranteed to cover all costs, and additional funding may be needed to cover operational costs as the Company moves forward with our efforts to develop a commercially approved product. The company believes its existing cash reserves and anticipated cash receipts will not be sufficient to fund operations for the twelve months following the date these financials are made available for issuance.

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

Amounts held in escrow by the Company pursuant to the Forward Share Purchase Agreement were reported as restricted cash on the consolidated balance sheet as of December 31, 2021. There were no amounts held in escrow by the Company pursuant to the Forward Share Purchase Agreement as of September 30, 2022.

The reconciliation of cash, cash equivalents and restricted cash reported within the applicable balance sheet line items that sum to the total of the same such amount shown in the consolidated statements of cash flows is as follows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$8,332,188	$10,750,762
Restricted cash	—	—
Total cash, cash equivalents, and restricted cash	$8,332,188	$10,750,762

Accounts receivable

Accounts receivable are carried at original invoice amount, less an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on management’s assessment of the collectability of specific accounts, the aging of the accounts receivable, historical information and other currently available evidence. Receivables are written off when deemed uncollectible. To date, no receivables have been written off. The Company had no allowance for doubtful accounts as of September 30, 2022 and December 31, 2021.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality federally insured financial institutions.

The Company received 100% of its total revenue through grants from government organizations during the three and nine months ended September 30, 2022 and 2021.

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

During the three and nine months ended September 30, 2022 and 2021, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. In the case of SAB-185, the CRO has been contracted and paid by the US government—as of September 30, 2022 there is no active CRO engaged by the Company in work on SAB-185. For SAB-176, PPD Development, LP acting as the CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of September 30, 2022. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of September 30, 2022.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and nine months ended September 30, 2022 and 2021.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”). ASU 2022-03 clarifies the guidance on the fair value measurement of an equity security that is subject to a contractual sale restriction and requires specific disclosures related to such an equity security. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations (“ASU 2022-04”). ASU 2022-04 makes a number of changes meant to add certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The amendments are effective for all entities for fiscal years beginning after December 15, 2022, on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective prospectively for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact this ASU may have on its consolidated financial statements but does not expect it to have a material impact.

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

Pursuant to the treatment of the Business Combination as a reverse recapitalization, SAB Biotherapeutics assumed the liability position as it existed as of the Effective Time. The net assets of the acquired entity were adjusted to include a forward share purchase liability of $13,098,599. In connection with the Business Combination, an amount matching the assumed forward share purchase liability was transferred into escrow, pending final settlement of the Forward Share Purchase Agreement in January 2022. Given the short-term nature of the Forward Share Purchase Agreement, the Company did not present value the forward share purchase liability. Subsequent settlements whereby Radcliffe sold shares in the open market in excess of the Market Sales Price were treated as a reduction in the assumed forward share purchase liability, with an offsetting increase in equity of the Company. Prior to December 31, 2021, a portion of the forward share purchase liability was settled. As of December 31, 2021, the forward share purchase liability balance was $6,338,306 on the consolidated balance sheet. The forward share purchase liability was settled in full during the first quarter of 2022. As of December 31, 2021, the Company held $6.3 million in escrow pending the final settlement of the Forward Share Purchase Agreement; upon final settlement of the Forward Share Purchase Agreement, $817,060 in cash was released to the Company and the remaining $5.5 million was delivered to Radcliffe for the repurchase of 546,658 shares of the Company's common stock—these shares are accounted for as treasury stock at cost within the consolidated statements of changes in stockholders’ equity.

(5) Revenue

During the three and nine months ended September 30, 2022 and 2021, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $3.6 million and $14.6 million, respectively, the three months ended September 30, 2022 and 2021, and $21.7 million and $49.8 million, respectively, for the nine months ended September 30, 2022 and 2021.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. Grant income recognized was approximately $0 and $306,000, respectively, for the three months ended September 30, 2022 and 2021, and $30,000 and $457,000, respectively, for the nine months ended September 30, 2022 and 2021. The Company applied for an extension on the grant funding, and the extension is pending approval—the Company has not historically experienced challenges renewing grant funding. If approved, there is approximately $184,000 in funding remaining for this grant as of September 30, 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. Grant income recognized was approximately $150,000 and $13,000, respectively, for the three months ended September 30, 2022 and 2021, and $281,000 and $41,000, respectively, for the nine months ended September 30, 2022 and 2021. There is approximately $533,000 in funding remaining for this grant as of September 30, 2022.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the date through July 2023. Grant income recognized was approximately $39,000 and $24,000, respectively, for the three months ended September 30, 2022 and 2021, and $88,000 and $72,000, respectively, for the nine months ended September 30, 2022 and 2021. There is approximately $1.4 million in funding remaining for this grant as of September 30, 2022.

Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $204 million. Grant income recognized was approximately $3.4 million and $14.3 million, respectively, for the three months ended September 30, 2022 and 2021, and $21.3 million and $49.2 million, respectively, for the nine months ended September 30, 2022 and 2021.

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

Approximately $12.7 million of the Company’s $12.9 million in accounts receivable as of September 30, 2022 relates to the JPEO Rapid Response Contract. The Company considered all conditions and barriers associated with the JPEO Rapid Response Contract and associated termination agreement and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by the grant and termination agreement. Consistent with the Company’s Summary of Significant Accounting Policies in Note 2, under ASC 958-605 revenues will be recognized as the Company incurs related expenses. The Company has determined the barriers to recognition to have been met and collection of these receivables to be probable; however, final approval and payment by the DoD is contingent upon further negotiations, and final execution of the termination settlement documents.

(6) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(7,076,068)	$(4,061,190)	$(10,866,209)	$(5,593,035)
Weighted-average common shares outstanding – basic and diluted	43,030,885	25,973,406	43,042,379	25,973,406
Net loss per share, basic and diluted	$(0.16)	$(0.16)	$(0.25)	$(0.22)

The Company’s potentially dilutive securities, which include stock options, restricted stock awards, common stock warrants, earnout shares, and contingently issuable earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options and awards	1,004,845	2,570,978	2,181,361	2,077,499
Common stock warrants	5,958,600	—	5,958,600	—
Earnout Shares (1)	10,491,937	—	10,491,937	—
Contingently issuable Earnout Shares from unexercised Rollover Options	1,508,063	—	1,508,063	—
Total	18,963,445	2,570,978	20,139,961	2,077,499
(1)
As the Earnout shares are subject to certain vesting requirements not satisfied as of the three and nine months ended September 30, 2022, the Earnout Shares held in escrow are excluded from calculating both basic and diluted earnings per share.

(7) Equipment

As of September 30, 2022 and December 31, 2021, the Company’s equipment was as follows:

	September 30, 2022	December 31, 2021
Laboratory equipment	$8,801,250	$7,431,988
Animal facility	8,357,667	8,357,667
Animal facility equipment	1,141,213	1,253,879
Construction-in-progress	404,976	4,608,778
Leasehold improvements	9,280,795	5,700,364
Vehicles	192,683	135,593
Office furniture and equipment	1,233,038	46,202
Total Property, plant and equipment, gross	29,411,622	27,534,471
Less: accumulated depreciation and amortization	(5,379,714)	(3,220,016)
Property, plant and equipment, net	$24,031,908	$24,314,455

Depreciation and amortization expense was $885,195 and $369,366, respectively, for the three months ended September 30, 2022 and 2021, and $2,270,621 and $868,630, respectively, for the nine months ended September 30, 2022 and 2021.

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

The Company has several ongoing construction projects related to the expansion of its operating capacity. As of September 30, 2022 and December 31, 2021, the Company’s construction-in-progress was as follows:

	September 30, 2022	December 31, 2021
New office space at Headquarters	$14,859	$11,183
Laboratory space at Headquarters	—	2,506,482
Laboratory equipment at Headquarters	171,781	246,801
IT equipment at Headquarters	80,525	212,209
Software	137,811	137,811
Bioreactors	—	1,280,728
Other	—	213,564
Total construction-in-progress	$404,976	$4,608,778

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

The Company entered into a lease for office, laboratory, and warehouse space in November 2020, the lease was amended in July 2022 to add additional administrative and lab space. This amended lease has a 3-year term, with options to extend for three additional periods of three years each. The options were not included in the right of use calculation as it is unclear as to whether or not the location will meet the Company’s future requirements. The lease cost is $38,872 per month. The Company used an IBR of 4.83% as the discount rate when measuring the operating lease liability. The Company estimated the incremental borrowing rate based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

The Company entered into a lease for barn space for the housing of goats in April 2020. This lease has a 2-year original term, with automatic renewals for a one-year period after the initial term expires until either party terminates. The options were not included in the right of use calculation, as the goat project is mostly funded by government grants, and those grants do not currently extend beyond the initial lease term. The lease cost is $665 per month for the first year, then $678 per month for the second year. The Company used an IBR of 4.08% as the discount rate when measuring the operating lease liability. The Company estimated the incremental borrowing rate based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company. This lease was automatically renewed as an annual short-term operating lease in April of 2022.

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
•
In March 2019, the Company entered into two lease agreements for laboratory equipment. The leases are each for a 3-year term and a combined monthly payment of $5,956. Both leases have a $1 purchase option at the end of the lease term. These leases ended in the second quarter of 2022 with the Company exercising its option to purchase the leased assets.

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

Animal Facility	40 years
Equipment	3 –7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of September 30, 2022 are:

	Operating	Finance
Weighted-average remaining lease term	1.69 years	16.13 years
Weighted-average discount rate	4.78%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of September 30, 2022:

	Operating	Finance
2022 - remaining	$315,726	$110,994
2023	1,197,025	406,339
2024	535,944	401,496
2025	—	401,496
2026	—	401,496
Thereafter	—	4,784,494
Undiscounted future minimum lease payments	2,048,695	6,506,315
Less: Amount representing interest payments	(73,058)	(2,702,883)
Total lease liabilities	1,975,637	3,803,432
Less current portion	(1,212,862)	(140,891)
Noncurrent lease liabilities	$762,775	$3,662,541

Operating lease expense was approximately $304,000 and $268,000, respectively, for the three months ended September 30, 2022 and 2021, and $889,000 and $789,000, respectively, for the nine months ended September 30, 2022 and 2021. Operating lease costs are included within research and development expenses on the consolidated statements of operations.

Finance lease costs for the three months ended September 30, 2022 and 2021 included approximately $25,000 and $41,000, respectively, in right-of-use asset amortization and approximately $71,000 and $78,000, respectively, of interest expense. Finance lease costs for the nine months ended September 30, 2022 and 2021 included approximately $98,000 and $124,000, respectively, in right-of-use asset amortization and approximately $214,000 and $228,000, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $309,000 and $103,000, respectively, for the three months ended September 30, 2022. Cash payments under operating and finance leases were approximately $930,000 and $334,000, respectively, for the nine months ended September 30, 2022. Cash payments under operating and finance leases were approximately $285,000 and $131,000, respectively, for the three months ended September 30, 2021. Cash payments under operating and finance leases were approximately $836,000 and $372,000, respectively, for the nine months ended September 30, 2021.

Short-term lease expense recognized in the three and nine months ended September 30, 2022 and 2021, was not material.

(9) Accrued Expenses and Other Current Liabilities

As of September 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued vacation	$563,726	$552,629
Accrued payroll	211,563	674,858
Accrued construction-in-progress	14,859	548,988
Accrued supplies	391,906	709,027
Accrued consulting	67,497	179,082
Accrued clinical trial expense	343,766	423,634
Accrued outside laboratory services	675,064	128,752
Accrued bonus & severance	1,793,676	1,804,288
Accrued contract manufacturing	—	1,000,824
Accrued legal	720,154	833,646
Accrued financing fees payable	5,123,500	5,100,000
Accrued franchise tax payable	82,501	216,251
Other accrued expenses	250,000	283,909
	$10,238,212	$12,455,888

(10) Notes Payable

In December 2017, the Company entered into a loan agreement for the purchase of a tractor for $116,661 at a 3.6% interest rate. The loan included annual payments of $25,913 for the next five years starting in December 2018. The tractor loan balance as of September 30, 2022 and December 31, 2021 was $25,013. The total amount of the remaining loan balance is due in full in the fourth quarter of 2022.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In April 2020, the Company entered into a loan agreement (the “PPP Loan”) with First Premier Bank under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, the Company, in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. The certification further requires the Company to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, the Company received proceeds of approximately $661,612. In accordance with the requirements of the PPP, the Company utilized the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate per annum, matures in April 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the CARES Act. The Company recorded the entire amount of the PPP Loan as debt. In February 2021, the Company submitted a forgiveness application related to its PPP Loan. In March 2021, the SBA approved the forgiveness of the PPP Loan, plus accrued interest. We recorded a gain on extinguishment of PPP Loan of $665,596 for the forgiveness of the PPP Loan and accrued interest within gain on debt extinguishment of Paycheck Protection Program SBA Loan on the consolidated statement of operations for the nine months ended September 30, 2021.

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

The holders of preferred stock had the right to convert the preferred stock into common stock, at any time, utilizing the then- effective conversion rate. The effective conversion rate as of December 31, 2020 was 1:1. All preferred shares were automatically converted into common shares utilizing the then effective preferred conversion rate upon: a) the closing of the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended covering the sale of the Company’s common stock if gross proceeds are at least $20,000,000 and the Company’s shares have been listed on a stock exchange, as defined; or b) the election of the holders of a majority of the outstanding shares of preferred stock.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding options, December 31, 2021	5,107,672	$2.44	5.78	$28,948,535
Granted	2,934,051	$1.54
Forfeited	(503,274)	$4.51
Exercised	(90,264)	$0.85
Expired	(990)	$4.97
Outstanding options, September 30, 2022	7,447,195	$1.97	6.27	$353,850
Options vested and exercisable, September 30, 2022	4,057,684	$1.47	3.47	$353,850

Total unrecognized compensation cost related to non-vested stock options as of September 30, 2022 was approximately $5.1 million and is expected to be recognized within future operating results over a weighted-average period of 3.35 years.

The weighted average grant date fair value of options granted during the three months ended September 30, 2022 was $0.57 per share; no options were granted during the three months ended September 30, 2021. During the three months ended September 30, 2022 and 2021, 108,611 shares with a fair value totaling $478 thousand, and 120,626 shares with a fair value totaling $395 thousand, respectively, vested.

The weighted average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021, was $0.78 per share and $5.21 per share, respectively. During the nine months ended September 30, 2022 and 2021, 314,380 shares with a fair value totaling $1.3 million, and 351,974 shares with a fair value totaling $1.3 million, respectively, vested.

The estimated fair value of stock options granted to employees and consultants during the three and nine months ended September 30, 2022 and 2021, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected volatility	97.4%	*	78.0 - 97.4%	75.9 - 104.3%
Weighted-average volatility	97.4%	*	94.1%	98.1%
Expected dividends	—%	*	—%	—%
Expected term (in years)	5.77 - 6.08	*	5.50 - 6.08	6.25
Risk-free rate	3.55 - 3.56%	*	1.38 - 3.56%	0.14 - 0.59%

* No options were granted during the three months ended September 30, 2021.

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2022 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	350,000	$1.72
Vested	—	$—
Forfeited	—	$—
Unvested as of September 30, 2022	350,000	$1.72

Total unrecognized compensation cost related to non-vested stock awards as of September 30, 2022 was approximately $0.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.71 years.

Stock-based compensation expense

Stock-based compensation expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$165,607	$211,841	$683,646	$726,245
General and administrative	412,596	668,823	1,362,018	936,965
Total	$578,203	$880,664	$2,045,664	$1,663,210

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2022
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$345,000	$345,000	$—	$—
Private Placement Warrant liability	12,516	—	—	12,516
Total	$357,516	$345,000	$—	$12,516

	As of December 31, 2021
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$10,292,500	$10,292,500	$—	$—
Private Placement Warrant liability	427,630	—	—	427,630
Total	$10,720,130	$10,292,500	$—	$427,630

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

As of September 30, 2022, an aggregate of 5,750,000 Public Warrants were outstanding.

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

As of September 30, 2022, an aggregate of 208,600 Private Placement Warrants were outstanding.

Presentation and Valuation of the Warrants

The Warrants (both the Public Warrants and Private Placement Warrants) are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of September 30, 2022 and December 31, 2021. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the three and nine months ended September 30, 2022.

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

The following table provides a summary of the changes in our Level 3 fair value measurements:

September 30, 2022
Balance, December 31, 2021	$427,630
Change in fair value of Private Placement Warrant liability	(317,072)
Balance, March 31, 2022	$110,558
Change in fair value of Private Placement Warrant liability	(62,580)
Balance, June 30, 2022	$47,978
Change in fair value of Private Placement Warrant liability	$(35,462)
Balance, September 30, 2022	$12,516

The initial measurement on the Closing Date for the Public Warrant liability was approximately $6.3 million and the fair value of the Public Warrant liability increased by approximately $4.0 million during the year ended December 31, 2021. The fair value of the Public Warrant liability decreased by approximately $0.8 million and $9.9 million, respectively, for the three and nine months ended September 30, 2022.

The key inputs into the valuations as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.15%	1.24%
Expected term remaining (years)	4.06	4.81
Implied volatility	76.5%	43.0%
Closing common stock price on the measurement date	$0.70	$7.81

As of September 30, 2022 and December 31, 2021, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, and notes payable approximate their fair values due to their near-term maturities.

(14) Income Taxes

The effective income tax rate for the nine months ended September 30, 2022 is 0%, compared with an effective tax rate of 0% for the year ended December 31, 2021. The calculation of the annual effective tax rate did not produce a reliable estimate, so the actual effective tax rate for the year-to-date period is used as the best estimate of the annual effective tax rate.

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

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $4.5 million during the nine months ended September 30, 2022. The Company has not recognized any reserves for uncertain tax positions.

(15) Related Party Transactions

For the three and nine months ended September 30, 2022, under the Related Party Transaction Policy the Company adopted in the fourth quarter of 2021, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

For the three and nine months ended September 30, 2021, preceding the Company's Merger and adoption of the aforementioned Related Party Transaction Policy, the Company had related party transactions as follows:

•
The Company paid consulting fees to a board member, Christine Hamilton, who is also a shareholder, of $0 and $25,000, respectively, during the three and nine months ended September 30, 2021.
•
The Company made lease and insurance payments to Dakota Ag Properties of approximately $67,000 and $301,000, respectively, during the three and nine months ended September 30, 2021. Dakota Ag Investments (part of Dakota Ag Properties) is a shareholder of the Company.
•
The Company made lab supply payments to Sanford Health (which is a shareholder of the Company) totaling approximately $15,000 and $93,000, respectively, during the three and nine months ended September 30, 2021.

(16) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $91,000 and $67,000, respectively, during the three months ended September 30, 2022 and 2021 and approximately $350,000 and $245,000, respectively, during the nine months ended September 30, 2022 and 2021.

(17) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(18) Joint Development Agreement

In June 2019, the Company entered into a joint development agreement with the University of South Dakota Research Park, Inc. (“USDRP”) for the construction of a multi-tenant office building and a manufacturing building. Pursuant to the agreement, the Company also entered into a lease agreement for 41,195 square feet of leasable area located in the building. The lease will commence upon completion of the building for an initial term of 12 years at a monthly payment of approximately $118,000. Aurochs, LLC, a wholly owned subsidiary, was founded to manage the construction funds for this project. All pre-construction costs up to a budgeted $2.7 million were paid directly by the Company and reimbursed by USDRP. As of September 30, 2022 or December 31, 2021, USDRP has spent approximately $2.12 million in design costs for this facility, with approximately $580,000 of the $2.7 million budget remaining. There were no receivables or payables for this project as of September 30, 2022 or December 31, 2021. USDRP and the Company intend to secure outside funding for all expenses incurred after the pre-construction phase. If funding cannot be secured to finance the construction of this facility, the Company will not be required to refund any of the design costs incurred to date. This project is on hold as the Company works to develop existing production capabilities at its current facilities sufficient to support its ongoing research and development plans.

(19) Subsequent Events

Manufacturing Option Agreement with Emergent BioSolutions Canada, Inc

On October 26, 2022, the Company entered into a Manufacturing Option Agreement (the “Manufacturing Agreement”) and Right of First Refusal Agreement (the “RoFR Agreement,” and together with the Manufacturing Agreement, the “Emergent Agreements”) with Emergent BioSolutions Canada, Inc., a wholly-owned subsidiary of Emergent BioSolutions Inc. (“Emergent”). The Emergent Agreements contemplate that the Company and Emergent will enter into one or more binding Master Manufacturing Services Agreements, whereby Emergent will provide contract development and manufacturing services to produce the Company’s fully-human polyclonal antibody products (a “MSA”). Under the terms of an MSA, Emergent will provide end-to-end Good Manufacturing Practice manufacturing services to the Company, including process development and manufacturing clinical investigational drug product to support the Company’s clinical programs, and commercial manufacturing services upon regulatory approval of the Company’s therapeutics. Any MSA will also provide the opportunity for Emergent to utilize the Company’s novel DiversitAb™ platform for future development of undisclosed programs. Emergent may terminate the Emergent Agreements at its discretion until a definitive MSA is entered into between the parties.

Under the Manufacturing Agreement, the Company grants Emergent an exclusive option for the exclusive commercial manufacture of commercial stage product utilizing the Company’s humanized polyclonal antibodies, developed by the Company. The Company will notify Emergent at least 24 months in advance of its first commercial manufacturing needs for such product and at least 12 months in advance for each additional product (subject to certain customary exceptions). Emergent may then exercise the exclusive manufacturing option with respect to such product identified by the Company, and when Emergent determines it has the ability and capacity to manufacture such product, Emergent shall notify the Company within 60 days of its intent to exercise the option for such product. The parties will execute a definitive MSA, in substantially the form attached as Exhibit A to the Manufacturing Agreement, for each such customer product.

Under the RoFR Agreement, the Company grants Emergent an exclusive right of first refusal to license and develop the Company’s products, developed using humanized polyclonal antibodies based on the Company’s platform to treat (i) botulism anti-toxin, (ii) pandemic influenza, or (iii) anti-fungal diseases.

Amendment to Lease Agreement with Sanford Health

On October 11, 2022, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the Amended and Restated Lease Agreement (as amended by the Fourth Amendment, the “Sanford Lease Agreement”) with Sanford Health, a South Dakota non-profit corporation (the “Sanford Health”). The Fourth Amendment, among other things, reduces the Company’s leased area under the Sanford Lease Agreement to 21,014 square feet. The Fourth Amendment reduces the rent due under the Sanford Lease Agreement to $531,024 (the “Annual Rent”), payable in monthly installments of $44,252.

Additionally, pursuant to the Fourth Amendment, the Company and Sanford Health agreed that for the period of October 1, 2022 to September 30, 2023, the Company’s obligation to pay the Annual Rent shall be abated and not required to be paid when normally due (the “Abated Rent”). In exchange for the Abated Rent, effective as of October 1, 2022, the Company issued to Sanford Health an 8% unsecured, convertible promissory note (the “October Note”).

Pursuant to the October Note, the Company shall pay the sum of $541,644 (the “Principal”) plus accrued and unpaid interest thereon on September 31, 2024 (the “Maturity Date”). Simple interest shall accrue on the outstanding Principal from and after the date of the October Note, and shall be payable on the Maturity Date. Sanford Health shall have the right, but not the obligation, to convert all or any part of the outstanding Principal of the October Note, together with any accrued and unpaid interest thereon to the date of such conversion, into such number of fully paid and non-assessable shares of the Company’s common stock, at any time and from time to time, prior to the later of the Maturity Date and the date on which the October Note is paid in full, subject to certain restrictions, at a conversion price per share of Common Stock equal to greater of (x) $1.50 and (y) the price at which the Company sells shares of common stock in any bona fide private or public equity financing prior to the Maturity Date.

Nasdaq Notice Letter

On October 5, 2022, the Company received the Notice Letter from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that the Company has until the end of the Initial Compliance to regain compliance with the minimum bid price requirement, which Initial Compliance period is 180 calendar days, or until April 3, 2023. If the Company does not regain compliance by the end of the Initial Compliance Period, the Company may apply for an additional compliance period as provided for in the Notice Letter.

Nasdaq’s determination of whether the Company qualifies for an additional compliance period will depend on whether the Company will meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market, with the exception of the minimum bid price requirement, and a written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary.

The Notice Letter has no immediate effect on the listing of our common stock on The Nasdaq Global Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company can regain compliance if the closing bid price of our common stock is at least $1.00 for a minimum of 10 consecutive business days. In the event that the Company does not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Initial Compliance Period (or additional compliance period, if applicable), the Company will receive written notification that our securities are subject to delisting.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act, as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements involved known and unknown risks, including risks with regard to our ability to continue as a going concern, relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including but not limited to those related to discovery data of SAB-195 and SAB-142; Phase 1 & Phase 2a results of SAB-176; and Phase 1, 1b, and 2 results for SAB-185 do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

We generated total revenue of $3.6 million and $14.7 million for the three months ended September 30, 2022 and 2021, respectively, and $21.7 million and $49.8 million, respectively, for the nine months ended September 30, 2022 and 2021. Our revenue to date has been primarily derived from government grants. As of September 30, 2022, $0.5 million in funding remains for our current government grants, with an additional $1.6 million remaining for our current government grants pending approval of extensions on the funding for two of the grants.

We plan to focus a substantial portion of our resources on continued research and development efforts towards deepening our technology and expertise with our platform and as well as indications in infectious disease and autoimmune indications. As a result, we expect to continue to make significant investments in these areas for the foreseeable future. We incurred research and development expenses of $7.4 million and $15.1 million, respectively, for the three months ended September 30, 2022 and 2021, and $29.3 million and $46.5 million, respectively, for the nine months ended September 30, 2022 and 2021. We incurred general and administrative expenses of $4.0 million and $3.6 million for the three months ended September 30, 2022 and 2021, respectively, and $13.5 million and $9.3 million for the nine months ended September 30, 2022 and 2021. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

We generated a net loss of $7.1 million and $4.1 million, respectively, for the three months ended September 30, 2022 and 2021, and a net loss of $10.9 million and $5.6 million for the nine months ended September 30, 2022 and 2021. As of September 30, 2022, we had an accumulated deficit of $40.0 million with cash and cash equivalents totaling $8.3 million.

Recent Developments

Termination of Contract with US Department of Defense

On August 3, 2022, we received notice from the US Department of Defense (“DoD”) to terminate the Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) Rapid Response contract, dated as of August 7, 2019 with the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of a Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185 (the "JPEO Rapid Response Contract Termination"). No termination penalties have been or will be incurred by us in connection therewith. We anticipate entry into a termination settlement or similar arrangement with the DoD whereby, among other things, we expect to be compensated for costs incurred in winding down activity surrounding the JPEO Rapid Response contract.

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

The total revenue for government grants was approximately $3.6 million and $14.6 million, respectively, the three months ended September 30, 2022 and 2021, and $21.7 million and $49.8 million, respectively, for the nine months ended September 30, 2022 and 2021.

For the three and nine months ended September 30, 2021, we worked on the following grants:

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. Grant income recognized was approximately $0 and $306,000, respectively, for the three months ended September 30, 2022 and 2021, and $30,000 and $457,000, respectively, for the nine months ended September 30, 2022 and 2021. We applied for an extension on the grant funding, and the extension is pending approval—we have not historically experienced challenges renewing grant funding. If approved, there is approximately $184,000 in funding remaining for this grant as of September 30, 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. Grant income recognized was approximately $150,000 and $13,000, respectively, for the three months ended September 30, 2022 and 2021, and $281,000 and $41,000, respectively, for the nine months ended September 30, 2022 and 2021. There is approximately $533,000 in funding remaining for this grant as of September 30, 2022.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. Grant income recognized was approximately $39,000 and $24,000, respectively, for the three months ended September 30, 2022 and 2021, and $88,000 and $72,000, respectively, for the nine months ended September 30, 2022 and 2021. We applied for an extension on the grant funding, and the extension is pending approval—we have not historically experienced challenges renewing grant funding. If approved, there is approximately $1.4 million in funding remaining for this grant as of September 30, 2022.

Department of Defense, Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $204 million. Grant income recognized was approximately $3.4 million and $14.3 million, respectively, for the three months ended September 30, 2022 and 2021, and $21.3 million and $49.2 million, respectively, for the nine months ended September 30, 2022 and 2021. There is approximately $0.0 million in funding remaining for this grant as of September 30, 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of our direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, we received notice from the DoD to terminate the JPEO Rapid Response contract, dated as of August 7, 2019 with the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of a Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185. No termination penalties have been or will be incurred by us in connection therewith. We anticipate entry into a termination settlement or similar arrangement with the DoD whereby, among other things, we expect to be compensated for costs incurred in winding down activity surrounding the JPEO Rapid Response contract.

Approximately $12.7 million of our $12.9 million in accounts receivable as of September 30, 2022 relates to the JPEO Rapid Response Contract. We considered all conditions and barriers associated with the JPEO Rapid Response Contract and associated termination agreement and determined the grant is conditional and revenue will be recognized upon achieving certain milestones and incurring internal costs specifically covered by the grant and termination agreement. Consistent with our Summary of Significant Accounting Policies in Note 2, under ASC 958-605 revenues will be recognized as we incur related expenses. We have determined the barriers to recognition to have been met and collection of these receivables to be probable; however, final approval and payment by the DoD is contingent upon further negotiations, and final execution of the termination settlement documents.

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

For the three and nine months ended September 30, 2022 and 2021, we had contracts with multiple contract research organizations (“CRO”) to conduct and complete clinical studies. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP, acting as CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid through December 31, 2021. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of September 30, 2022.

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

Research and development expenses by component for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Salaries & benefits	$2,761,918	$2,700,016
Laboratory supplies	1,686,573	4,126,792
Animal care	183,756	1,331,092
Contract manufacturing	447,657	2,954,253
Clinical trial expense	—	1,592,554
Outside laboratory services	757,560	1,120,422
Project consulting	97,506	368,042
Facility expense	1,391,031	850,956
Other expenses	26,977	26,138
Total research and development expenses	$7,352,978	$15,070,265

Research and development expenses by component for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Salaries & benefits	$9,686,354	$7,148,648
Laboratory supplies	5,520,683	11,716,471
Animal care	1,257,314	3,324,915
Contract manufacturing	5,231,389	12,556,134
Clinical trial expense	235,118	4,826,311
Outside laboratory services	2,644,950	3,355,537
Project consulting	650,684	1,214,375
Facility expense	3,951,024	2,248,547
Other expenses	122,889	144,733
Total research and development expenses	$29,300,405	$46,535,671

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

Results of Operations

The following tables set forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
Revenue
Grant revenue	$3,589,708	$14,680,589
Total revenue	3,589,708	14,680,589
Operating expenses
Research and development	7,352,978	15,070,265
General and administrative	4,044,046	3,600,678
Total operating expenses	11,397,024	18,670,943
Loss from operations	(7,807,316)	(3,990,354)
Changes in fair value of warrant liabilities	782,962	—
Other income	1,527	3,953
Interest expense	(70,626)	(78,558)
Interest income	17,385	3,769
Total other income (expense)	731,248	(70,836)
Loss before income taxes	(7,076,068)	(4,061,190)
Income tax benefit	—	—
Net loss	$(7,076,068)	$(4,061,190)

The following tables set forth our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Revenue
Grant revenue	$21,743,309	$49,817,825
Total revenue	21,743,309	49,817,825
Operating expenses
Research and development	29,300,405	46,535,671
General and administrative	13,500,512	9,331,125
Total operating expenses	42,800,917	55,866,796
Loss from operations	(21,057,608)	(6,048,971)
Changes in fair value of warrant liabilities	10,362,614	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596
Other income	1,527	3,953
Interest expense	(213,885)	(228,184)
Interest income	41,143	14,571
Total other income	10,191,399	455,936
Loss before income taxes	(10,866,209)	(5,593,035)
Income tax expense	—	—
Net loss	$(10,866,209)	$(5,593,035)

Comparison of the three and nine months ended September 30, 2022 and 2021

Revenue

	Three Months Ended September 30,
	2022	2021	Change	% Change
Revenue	$3,589,708	$14,680,589	$(11,090,881)	(75.5)%
Total revenue	$3,589,708	$14,680,589

Revenue decreased by $11.1 million, or 75.5%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the three months ended September 30, 2022 are closeout activities and charges of $2.5 million for supplies and $0.6 million for labor, as compared to $7.8 million for supplies, $4.6 million for contract manufacturing, and $1.9 million for labor for the three months ended September 30, 2021.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Revenue	$21,743,309	$49,817,825	$(28,074,516)	(56.4)%
Total revenue	$21,743,309	$49,817,825

Revenue decreased by $28.1 million, or 56.4%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the nine months ended September 30, 2022 are $5.7 million for contract manufacturing, $6.7 million for labor, and $7.0 million for supplies as compared to $13.7 million for contract manufacturing, $4.0 million for fixed asset reimbursement, $6.4 million for labor, and $21.0 million for supplies for the nine months ended September 30, 2021.

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

Research and Development

	Three Months Ended September 30,
	2022	2021	Change	% Change
Research and development	$7,352,978	$15,070,265	$(7,717,287)	(51.2)%
Total research and development expenses	$7,352,978	$15,070,265

Research and development expenses decreased by $7.7 million, or 51.2%, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to decreases in laboratory supplies, contract manufacturing costs, clinical trial expense, and outside lab services due to the JPEO Rapid Response Contract Termination. Please refer to the research and development expenses by component for the three months ended September 30, 2022 and 2021 table above for additional information.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Research and development	$29,300,405	$46,535,671	$(17,235,266)	(37.0)%
Total research and development expenses	$29,300,405	$46,535,671

Research and development expenses decreased by $17.2 million, or 37.0%, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to decreases in laboratory supplies, contract manufacturing costs, clinical trial expense, and outside lab services due to the JPEO Rapid Response Contract Termination. Please refer to the research and development expenses by component for the nine months ended September 30, 2022 and 2021 table above for additional information.

As a result of the JPEO Rapid Response Contract Termination and in tandem with our focus on our primary pipeline development targets, future period research and development expenses will decrease as we no longer expect to incur costs of contract manufacturing, outside laboratory services, project consulting, and facilities costs related to the production of SAB-185.

General and Administrative

	Three Months Ended September 30,
	2022	2021	Change	% Change
General and administrative	$4,044,046	$3,600,678	$443,368	12.3%
Total general and administrative expenses	$4,044,046	$3,600,678

General and administrative expenses increased by $0.4 million, or 12.3%, in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to increased insurance costs associated with being a public company ($0.7 million) which was offset by a decrease in compensation ($0.2 million).

	Nine Months Ended September 30,
	2022	2021	Change	% Change
General and administrative	$13,500,512	$9,331,125	$4,169,387	44.7%
Total general and administrative expenses	$13,500,512	$9,331,125

General and administrative expenses increased by $4.2 million, or 44.7%, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to increases in accounting services, and legal fees ($0.9 million); insurance costs associated with being a public company ($2.2 million); and increased compensation costs ($0.7 million).

Non-operating Income

	Three Months Ended September 30,
	2022	2021	Change	% Change
Changes in fair value of warrant liabilities	$782,962	$—	$782,962	N/M
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	—	—	N/M
Other income	1,527	3,953	(2,426)	N/M
Total non-operating income	$784,489	$3,953

Total non-operating income increased by $0.8 million in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to the change in fair value of warrant liabilities which were issued as a result of the Business Combination in the fourth quarter of 2021.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Changes in fair value of warrant liabilities	$10,362,614	$—	$10,362,614	N/M
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	—	665,596	(665,596)	N/M
Other income	1,527	3,953	(2,426)	N/M
Total non-operating income	$10,364,141	$669,549

Total non-operating income increased by $9.7 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to changes in the fair value of the warrant liabilities, partially offset by the forgiveness of the
PPP Loan, plus accrued interest, in the first quarter of 2021.

Interest Expense

	Three Months Ended September 30,
	2022	2021	Change	% Change
Interest expense	$70,626	$78,558	$(7,932)	(10.1)%
Total interest expense	$70,626	$78,558

Interest expense remained largely unchanged in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, driven by adding no new Finance Leases or other interest-bearing debt.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Interest expense	$213,885	$228,184	$(14,299)	(6.3)%
Total interest expense	$213,885	$228,184

Interest expense remained largely unchanged in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, driven by adding no new Finance Leases or other interest-bearing debt.

Interest Income

	Three Months Ended September 30,
	2022	2021	Change	% Change
Interest income	$17,385	$3,769	$13,616	361.3%
Total interest income	$17,385	$3,769

Interest income increased during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to higher interest earning cash balances.

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Interest income	$41,143	$14,571	$26,572	182.4%
Total interest income	$41,143	$14,571

Interest income increased during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to higher interest earning cash balances.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had $8.3 million and $33.2 million, respectively, of cash and cash equivalents. Additionally, as of December 31, 2021 we had $6.3 million in restricted cash held in escrow pending the final settlement of the Forward Share Purchase Agreement. Upon final settlement of the Forward Share Purchase Agreement during the first quarter of 2022, $817,060 in cash was released to us and the remaining $5.5 million was delivered to Radcliffe for the repurchase of 546,658 shares of our common stock. To date, we have primarily relied on grant revenue in the form of government grants and the sale of common stock.

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

We have incurred operating losses for the past several years. While we intend to continue to keep operating expenses at a reduced level there can be no assurance that our current level of operating expenses will not increase or that other uses of cash will not be necessary. Based on our current level of operating expenses, existing cash and cash equivalents may not be sufficient to cover operating cash needs through the twelve months following the date these financials are made available for issuance. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Sources of Liquidity

Since our inception, we have financed our operations primarily from revenue in the form of government grants and from equity financings.

Equity Financings and Option Exercises

As of September 30, 2022, we have raised approximately $82.5 million since our inception from the issuance and sale of convertible preferred shares, net of issuance costs associated with such financings, the Business Combination with BCYP, and exercises of employee stock options.

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

Notes payable

In December 2017, we entered into a loan agreement for the purchase of a tractor for $116,661 at a 3.6% interest rate. The loan included annual payments of $25,913 for the next five years starting in December 2018. The tractor loan balance as of September 30, 2022 and December 31, 2021 was $25,013. The total amount of the remaining loan balance is due in full in the fourth quarter of 2022.

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). In April 2020, we entered into a loan agreement (the “PPP Loan”) with First Premier Bank under the Paycheck Protection Program (the “PPP”), which is part of the CARES Act administered by the United States Small Business Administration (“SBA”). As part of the application for these funds, we, in good faith, certified that the current economic uncertainty made the loan request necessary to support the ongoing operations. The certification further requires us to take into account its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. Under the PPP, we received proceeds of approximately $661,612. In accordance with the requirements of the PPP, we utilized the proceeds from the PPP Loan primarily for payroll costs. The PPP Loan has a 1.00% interest rate per annum, matures in April 2022 and is subject to the terms and conditions applicable to loans administered by the SBA under the PPP. Under the terms of PPP, all or certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses, as described in the CARES Act. We recorded the entire amount of the PPP Loan as debt. In February 2021, we submitted a forgiveness application related to its PPP Loan. In March 2021, the SBA approved the forgiveness of the PPP Loan, plus accrued interest. We recorded a gain on extinguishment of PPP Loan of $665,596 for the forgiveness of the PPP Loan and accrued interest within gain on debt extinguishment of Paycheck Protection Program SBA Loan on the consolidated statement of operations for the nine months ended September 30, 2021.

Please refer to Note 10 to the our consolidated financial statements, Notes Payable, for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash (used in) provided by operating activities	$(23,676,233)	$6,865,042
Net cash used in investing activities	(1,972,270)	(8,581,735)
Net cash used in financing activities	(5,564,327)	(142,928)
Net decrease in cash, cash equivalents, and restricted cash	$(31,212,830)	$(1,859,621)

Operating Activities

Net cash from operating activities decreased by $30.5 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a $28.1 million decrease in revenue, offset by a $13.1 million decrease in operating expenses. Additionally, we experienced an increase of non-cash working capital of $6.8 million during the nine months ended September 30, 2022 as compared to a $10.5 million decrease of non-cash working capital during the nine months ended September 30, 2021.

Investing Activities

Net cash from investing activities increased by $6.6 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to a decrease in purchases of equipment and substantial completion of the HQ expansion.

Financing Activities

Net cash from financing activities decreased by $5.4 million in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, primarily due to the final settlement of the Forward Share Purchase Agreement whereby $5.5 million of restricted cash was utilized for a repurchase of 546,658 shares of our common stock.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2022:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Notes payable (1)	$25,013	$25,013	$—	$—	$—
Operating lease liabilities (2)	2,048,695	315,726	1,732,969	—	—
Finance lease liabilities (2)	6,506,315	110,994	807,835	802,992	4,784,494
Total	$8,580,023	$451,733	$2,540,804	$802,992	$4,784,494
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

As of September 30, 2022, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

We had approximately $23.5 million of federal net operating loss carryforwards as of September 30, 2022. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. Our effective tax rate will vary depending on the relative use of tax credits, changes in the valuation of our deferred tax assets and liabilities, applicability of any valuation allowances, limitation of application for our NOL carryforwards, and changes in tax laws in jurisdictions in which we operate.

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

We continue to record a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $4.5 million during the nine months ended September 30, 2022. We have not recognized any reserves for uncertain tax positions.

Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that we will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.

As of September 30, 2022, we have experienced net losses, negative cash flows from operations and had an accumulated deficit of $40 million. We anticipate to continue to generate losses for the foreseeable future, and expects the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support long-term plans, in particular, following the JPEO Rapid Response Contract Termination. These factors raise substantial doubt about the our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

To continue as a going concern, we will need, among other things, to raise additional capital resources. We plan to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The unaudited consolidated financial statements for September 30, 2022, have been prepared on the basis that we will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

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

While our significant accounting policies are described in more detail in Note 2 to the our consolidated financial statements, Summary of Significant Accounting Policies, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

See Note 12 to the our consolidated financial statements, Stock Option Plan, for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and nine months ended September 30, 2022 and 2021.

Stock-based compensation expense was $0.6 million and $0.9 million, respectively, for the three months ended September 30, 2022 and 2021, and $2.0 million and $1.7 million, respectively, for the nine months ended September 30, 2022 and 2021.

As of September 30, 2022, we had $5.1 million of total unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize in future operating results over a weighted-average period of 3.35 years. Total unrecognized compensation cost related to non-vested stock awards as of September 30, 2022 was approximately $0.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.71 years.

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

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the consolidated balance sheet as of September 30, 2022 and December 31, 2021. The initial fair value of the warrant liabilities were measured at fair value on the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statement of operations for the three months ended September 30, 2022.

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

The Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and the Private Placement Warrants held privately by Big Cypress Holdings LLC, a Delaware limited liability company which acted as our sponsor in connection with the IPO (the "Sponsor"), were classified as a Level 3 fair value measurement, due to the use of unobservable inputs.

The initial measurement on the Closing Date for the Public Warrant liability was approximately $6.3 million and the fair value of the Public Warrant liability increased by approximately $4.0 million during the year ended December 31, 2021. The fair value of the Public Warrant liability decreased by approximately $0.8 million and $9.9 million, respectively, for the three and nine months ended September 30, 2022.

The key inputs into the valuations as of the September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.15%	1.24%
Expected term remaining (years)	4.06	4.81
Implied volatility	76.5%	43.0%
Closing common stock price on the measurement date	$0.70	$7.81

See Note 13 to our consolidated financial statements, Fair Value Measurements, for information concerning certain specific assumptions we used in applying the Black-Scholes Merton formula and MCS to determine the estimated fair value of the Private Placement Warrants outstanding as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% and of our total revenue through grants from government organizations for the three and nine months ended September 30, 2022 and 2021, respectively. To date, no receivables have been written off. We do not believe the JPEO Rapid Response Contract Termination will have an impact on our outstanding receivables as of September 30, 2022.

Interest Rate Risk

As of September 30, 2022 and December 31, 2021, we had a cash and cash equivalents of $8.3 million and $33.2 million, respectively, all of which was maintained in bank accounts and money market funds in the U.S. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations. Additionally, as of December 31, 2021, we had $6.3 million in restricted cash.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We realized net loss in the fiscal year ended December 31, 2021 and the interim period through September 30, 2022, we may incur losses for the foreseeable future and may not be able to generate sufficient revenue to maintain profitability.

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

Our failure to meet the continuing listing requirements of Nasdaq could result in a de-listing of our securities.

On October 5, 2022, we received a written notification (the “Notice Letter”) from Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the closing bid price for our common stock was below the $1.00 per share requirement for the last 30 consecutive business days. The Notice Letter stated that we have 180 calendar days, or until April 3, 2023 (the “Initial Compliance Period”), to regain compliance with the minimum bid price requirement. In the event that we do not regain compliance with Listing Rule 5450(a)(1) prior to the expiration of the Initial Compliance Period (or additional compliance period, if applicable), we will receive written notification that our securities are subject to delisting.

If we fail to satisfy the continuing listing requirements of Nasdaq, such as minimum closing bid price requirements, as discussed above, the corporate governance, or stockholders’ equity or minimum closing bid price requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock. In the event of a delisting, we would likely take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.

The ability of the Company to continue as a going concern is dependent, among other things, on the Company's ability to raise additional capital resources. The Company plans to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Management believes there is substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that the unaudited consolidated financial statements for September 30, 2022 were issued. The unaudited consolidated financial statements for September 30, 2022 have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

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

SAB BIOTHERAPEUTICS, INC.

Date: November 14, 2022	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)