Form 10-K/A
period 2021-12-31
SAB Biotherapeutics, Inc.
filed 2023-04-28
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

SAB Biotherapeutics, Inc., a Delaware corporation (“SAB” or the “Company”, “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “Form 10-K/A” or “Amended Annual Report”) to amend our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 29, 2022 (the “Original Form 10-K”), to restate the financial statements as of and for the year ended December 31, 2021.

In March 2023, the Audit Committee of the Company’s Board of Directors and the Company’s management concluded that the Company’s Original Form 10-K should no longer be relied upon as a result of the following accounting errors:

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

Accordingly, the Company is filing this 10-K/A to amend Part II, Item 7 and to restate Part II, Item 8 and Part IV, Item 15 of the Original Form 10-K.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. This Form 10-K/A also contains an updated consent of the Company’s independent registered public accounting firm, included as Exhibit 23.1.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Form 10-K. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 29, 2022, the date of the Original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10- K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC after the Original Form 10-K.

		Page

PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 8.	Financial Statements and Supplementary Data	3

Part IV
Item 15.	Exhibits, Financial Statement Schedules	4

i

PART II

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

Notes payable

As of December 31, 2021 and December 31, 2020, we had a notes payable balance of $1,796,724 and $710,768, respectively.

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

Insurance Funding

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

The total premiums, taxes and fees financed is approximately $2,841,000 with an annual interest rate of 2.85%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, we unconditionally promise to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At December 31, 2021 we recognized approximately $1,772,000, respectively, as insurance financing note payable in its consolidated balance sheet. We will pay the insurance financing through installment payments with the last payment being on September 22, 2022.

Please refer to Note 10 to the Company's consolidated financial statements, Notes Payable, for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	2021 (Restated)	2020
Net cash provided by operating activities	$1,986,873	$10,004,795
Net cash used in investing activities	(10,943,657)	(12,722,702)
Net cash provided by financing activities	35,891,419	8,982,321
Net decrease in cash, cash equivalents, and restricted cash	$26,934,635	$6,264,414

1

Operating Activities

Net cash provided by operating activities decreased by $8.0 million in 2021, primarily due to a $10.3 million increase in general and administrative expenses. Other main drivers include an increase in salaries and benefits of $4.6 million (added positions, higher stock compensation and bonus), an increase in business consulting of $2.0 million, and an increase in prepaid insurance of $1.4 million due to the Insurance Financing Agreement.

Investing Activities

Net cash used in investing activities decreased by $1.8 million in 2021, primarily due to a decrease in purchases of equipment. Net cash used in investing activities increased by $12.1 million in 2020, primarily due to investments in our manufacturing capabilities and equipment.

Financing Activities

Net cash provided by financing activities increased by $26.9 million in 2021, primarily due to a $24.4 million increase in cash flows from stock issuances and an increase of $2.5 million increase in net note issuances.

Contractual Obligations and Commitments

The following table summarizes our (restated) contractual obligations and commitments as of December 31, 2021:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Notes payable (1)	$1,796,724	$1,796,724	$—	$—	$—
Forward share purchase liability (2)	6,338,306	6,338,306	—	—	—
Operating lease liabilities (3)	2,945,835	1,240,333	1,705,502	—	—
Finance lease liabilities (3)	6,840,249	444,928	807,835	802,992	4,784,494
Total	$17,921,114	$9,820,291	$2,513,337	$802,992	$4,784,494

(1)	One remaining annual payment on the purchase of a tractor ($25,013) and insurance funding ($1,771,711).
(2)	Pursuant to the Forward Share Purchase Agreement, the Company may be required to purchase up to 627,555 shares of its issued and outstanding common stock at a price of $10.10 per share. Please refer to Note 4 to the Company's consolidated financial statements, Reverse Recapitalization and Business Combination, and Note 18 to the Company's consolidated financial statements, Subsequent Events, for additional information.
(3)	We are party to certain contractual arrangements for equipment, lab space, and an animal facility, which meet the definition of leases under FASB ASC Topic 842, Leases (“ASC 842”).

We enter into contracts in the normal course of business with third parties, including CROs. These payments are not included in the table above, as the amount and timing of such payments are not known.

As of December 31, 2021, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

2

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements required pursuant to this item are included in Part IV, Item 15 of this Annual Report, and are presented beginning on page F-1.

3

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	For a list of the financial statements included herein, see Index to the Consolidated Financial Statements on page F-1 of this Annual Report, incorporated into this Item by reference.

(2)	Financial statement schedules have been omitted because they are either not required or not applicable or the information is included in the consolidated financial statements or the notes thereto.

(3)	Exhibits:

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
23.1*	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: April 28, 2023	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer
(Principal Executive Officer)

SAB BIOTHERAPEUTICS, INC.

Date: April 28, 2023	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SAB Biotherapeutics, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SAB Biotherapeutics, Inc. and Subsidiaries (“Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, consolidated statements of changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.

San Diego, California

April 14, 2023

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021 (Restated)	2020
Assets
Current assets
Cash and cash equivalents	$33,206,712	$12,610,383
Restricted cash	6,338,306	—
Accounts receivable, net	8,010,708	20,569,497
Prepaid expenses	2,636,224	1,275,134
Total current assets	50,191,950	34,455,014
Operating lease right-of-use assets	2,615,204	3,053,022
Financing lease right-of-use assets	4,019,322	4,184,427
Equipment, net	24,314,455	14,845,470
Total assets	$81,140,931	$56,537,933
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,458,525	$7,382,361
Forward share purchase liability	6,338,306	—
Notes payable – current portion	1,796,724	538,731
Operating lease liabilities, current portion	1,142,413	924,265
Finance lease liabilities, current portion	161,050	194,717
Due to related party	2,367	16,778
Deferred grant income	100,000	100,000
Accrued expenses and other current liabilities	12,455,888	1,904,878
Total current liabilities	26,455,273	11,061,730
Operating lease liabilities, noncurrent	1,653,185	2,372,777
Finance lease liabilities, noncurrent	3,762,430	3,923,554
Warrant liabilities	10,720,130	—
Notes payable, noncurrent	—	172,037
Total liabilities	42,591,018	17,530,098
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock; $0.0001 par value; 490,000,000 shares authorized at December 31, 2021 and 2020; 43,487,279 and 25,973,406 shares issued and outstanding at December 31, 2021 and 2020, respectively	4,349	2,598
Additional paid-in capital	67,674,515	50,989,657
Accumulated deficit	(29,128,951)	(11,984,420)
Total stockholders’ equity	38,549,913	39,007,835
Total liabilities and stockholders’ equity	$81,140,931	$56,537,933

See accompanying notes to the consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenue
Grant revenue	$60,876,078	$55,237,759
Total revenue	60,876,078	55,237,759
Operating expenses
Research and development	57,183,589	27,908,659
General and administrative	17,085,692	6,772,303
Total operating expenses	74,269,281	34,680,962
(Loss) income from operations	(13,393,203)	20,556,797
Changes in fair value of warrant liabilities	(4,151,068)	—
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	665,596	—
Other income	5,488	3,996
Interest expense	(294,459)	(469,151)
Interest income	23,115	26,131
Net (loss) income	$(17,144,531)	$20,117,773
Earnings (loss) per common share attributable to the Company’s shareholders
Basic (loss) earnings per common share	$(0.63)	$0.79
Diluted (loss) earnings per common share	$(0.63)	$0.74
Weighted-average common shares outstanding – basic	27,339,180	25,391,084
Weighted-average common shares outstanding – diluted	27,339,180	27,011,482

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

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021 (Restated)	2020
Cash flows from operating activities:
Net (loss) income	$(17,144,531)	$20,117,773
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on debt extinguishment of Paycheck Protection Program SBA Loan	(665,596)	—
Depreciation and amortization	1,488,614	383,142
Amortization of right-of-use assets	164,983	165,036
Stock-based compensation expense	2,314,682	1,295,423
Gain on sale of equipment	(5,488)	(2,252)
Changes in fair value of warrant liabilities	4,151,068	—
Changes in operating assets and liabilities
Accounts receivable	12,558,790	(17,750,762)
Prepaid expenses	(1,258,348)	(1,151,130)
Right-of-use assets – operating lease	(63,626)	215,122
Accounts payable	(2,935,521)	5,211,593
Deferred income	—	100,000
Due to related party	(2,727)	10,528
Accrued expense and other current liabilities	3,384,573	1,410,322
Net cash provided by operating activities	1,986,873	10,004,795

Cash flows from investing activities:
Proceeds from the sale of equipment	—	9,000
Purchases of equipment	(10,943,657)	(12,731,702)
Net cash used in investing activities	(10,943,657)	(12,722,702)

Cash flows from financing activities:
Proceeds from Business Combination, net of transaction costs	34,340,225	—
Proceeds from the sale of stock, net of issuance costs	—	9,900,206
Proceeds from Paycheck Protection Program SBA Loan	—	661,612
Payments on related party notes payable	—	(1,364,644)
Proceeds from issuance of notes payable	2,840,619	—
Payments of notes payable	(1,093,051)	(32,506)
Principal payments on finance leases	(203,124)	(182,347)
Proceeds from exercise of stock options	6,750	—
Net cash provided by financing activities	35,891,419	8,982,321

Net increase in cash, cash equivalents, and restricted cash	26,934,635	6,264,414
Cash, cash equivalents, and restricted cash
Beginning of year	12,610,383	6,345,969
End of year	$39,545,018	$12,610,383

Supplemental information on non-cash investing and finance activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$505,187	$1,773,135
Warrant liabilities assumed related to the Business Combination	$6,569,062	$—
Liabilities assumed related to the Forward Share Purchase Agreement	$6,338,306	$—
Financing fee liabilities assumed related to the Business Combination included in accrued expense and other current liabilities	$3,100,000	$—
Unpaid financing fees included in accrued expense and other current liabilities	$2,000,000	$—

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$33,206,712	$12,610,383
Restricted cash	6,338,306	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$39,545,018	$12,610,383

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

The COVID- 19 pandemic continues to evolve, and the extent to which it may impact the Company’s business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the U.S. and other countries, business closures or business disruptions, and the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease. The Company is following, and will continue to follow, recommendations from the U.S. Centers for Disease Control and Prevention, as well as federal, state, and local governments. To date, the Company has not experienced material business disruptions, but it cannot be certain of the future impact of the COVID- 19 pandemic on its business and consolidated financial statements.

(2) Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying consolidated financial statements is set forth below.

Restatement of Previously issued Financial Statements

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

●

The Company concluded that the Insurance Financing Agreement and corresponding payment to the third-party lender constitutes a constructive receipt and disbursement of cash. As a result, the Company determined the cash flows from financing activities contained within the Annual Report on Form 10-K for the year ended December 31, 2021 is understated—this error is accompanied by a corresponding overstatement in cash flows from operating activities due to an understated prepaid asset.

Impact of the Restatement

The Company has restated herein its audited financial statements for the year ended December 31, 2021.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, BCYP is treated as the “acquired” company and SAB Biotherapeutics is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of SAB Biotherapeutics issuing stock for the net assets of BCYP, accompanied by a recapitalization. The net assets of BCYP are stated at historical cost, with no goodwill or other intangible assets recorded. SAB Biotherapeutics was determined to be the accounting acquirer based on the following predominant factors:

●	SAB Biotherapeutics’ shareholders have the largest portion of voting rights in the Company
●	the Board and Management are primarily composed of individuals associated with SAB Biotherapeutics;
●	the operations of SAB comprise the ongoing operations of the Company.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of SAB Biotherapeutics. At the Closing Date, and subject to the terms and conditions of the Merger Agreement, each share of SAB Biotherapeutics common stock, par value $0.0001 per share, and each share of the SAB Biotherapeutics convertible preferred stock that was convertible into a share of SAB Biotherapeutics common stock at a one-to- one ratio, was converted into Common Stock equal to 0.4653 (the "Exchange Ratio"). The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio established in the Business Combination.

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

During the years ended December 31, 2021 and 2020, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. In the case of SAB- 185, the CRO has been contracted and paid by the US government. For SAB- 176, PPD Development, LP acting as the CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately  90% of the contract has been paid as of December 31, 2021. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB- 176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 90% of the contract has been paid as of December 31, 2021.

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

(3) New accounting standards

Recently-adopted standards

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019- 12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, Income Taxes (“ASC 740”) and by clarifying and amending existing ASC 740 guidance. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. Early adoption was permitted. The Company adopted the guidance as of January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020- 06, Debt— Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’ s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’ s Own Equity, which simplifies the accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception and simplifies the diluted earnings per share calculation in certain areas. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted in annual reporting periods ending after December 15, 2020. The Company early adopted the guidance as of January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976- 01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. For the years ended December 31, 2021 and 2020, there was approximately $518,000 and $228,000, respectively, in grant income recognized. The corporation applied for an extension on the grant funding, and the extension is pending approval. If approved, there is approximately $203,000 in funding remaining for this grant as of December 31, 2021.

NIH-NIAID (Federal Award #1R41AI131823- 02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2022. For the years ended December 31, 2021 and 2020, there was approximately $51,000 and $99,000 respectively, in grant income recognized. There is approximately $823,000 in funding remaining for this grant as of December 31, 2021.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313- 01, Subaward #S- 10511- 01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. For the years ended December 31, 2021 and 2020, there was approximately $94,000 and $351,000, respectively, in grant income recognized from this grant. The corporation applied for an extension on the grant funding, and the extension is pending approval. If approved, there is approximately $1.5 million in funding remaining for this grant as of December 31, 2021.

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

The grants for the JPEO contract are cost reimbursement agreements, with reimbursement of our direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee ( 9%). However, a portion of the funding ( $12 million in 2020) from this contract was for capacity building, including funding for equipment and facilities. A majority of this was for a 200L purification suite and two production barns, which are in locations that are currently leased by the corporation. While the government and the Company have agreed to negotiate in good faith to afford government access to this equipment, the Company is allowed to use this equipment for any project. As a majority of the value is in leasehold improvements (and therefore cannot be returned to the government), the corporation is treating the assets as company owned, and recognized the proceeds from the reimbursement as revenue. Therefore, revenue significantly exceeded research and development expenses, as there were no research and development expenses to offset the $12 million in revenue.

Other grants (non-government)

The total revenue for other grants (non-government) was approximately $0 and $2.4 million for the years ended December 31, 2021 and 2020, respectively.

CSL Behring – there were three contracts for a combined $2.4 million that were started and completed in 2020. These contracts were related to research and development for a COVID- 19 therapeutic ( $2 million) and two other targets ( $400,000).

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:
Animal Facility	40 years
Equipment	3 - 7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of December 31, 2021 are:

	Operating	Finance
Weighted-average remaining lease term	2.44 years	16.80 years
Weighted-average discount rate	4.58%	7.71%

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

(9) Accrued Expenses and Other Current Liabilities

As of December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following:

	2021	2020
Accrued vacation	$552,629	$438,936
Accrued payroll	674,858	314,451
Accrued construction-in-progress	548,988	637,776
Accrued supplies	709,027	301,989
Accrued consulting	179,082	120,744
Accrued clinical trial expense	423,634	—
Accrued outside laboratory services	128,752	—
Accrued bonus & severance	1,804,288	—
Accrued contract manufacturing	1,000,824	—
Accrued legal	833,646	—
Accrued financing fees payable	5,100,000	—
Accrued franchise tax payable	216,251	—
Other accrued expenses	283,909	90,982
	12,455,888	1,904,878

(10) Notes Payable

As of December 31, 2021 and 2020, notes payable was as follows:

	2021 (Restated)	2020
Tractor loan	$25,013	$49,156
PPP loan	—	661,612
Insurance financing note payable	1,771,711	—
Total notes payable	1,796,724	710,768
Less: notes payable - current portion	1,796,724	538,731
Notes payable, noncurrent	$—	$172,037

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

The Company borrowed $2.5 million from the line of credit in 2016, and $350,000 in 2017. The line of credit bears a fixed rate per annum of 6% compounded annually. The initial agreement was based upon repayment following a significant capital event – closing of equity or debt financing with total proceeds to the Company of $15 million or more or one year from the agreement date, whichever occurred first. The agreement was amended in August 2018 to extend the repayment timeframe to August 31, 2019. The first payment to repay this loan was made on August 31, 2018 ( $1.0 million payment). Additional voluntary payments were being made at the rate of $30,000 per month. In August 2019, the agreement was amended to extend the maturity date to the earlier of August 31, 2020 or the occurrence of a significant capital event, as defined above. In July 2020, the note payable was paid in full.

Insurance Funding

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

The total premiums, taxes and fees financed is approximately $2,841,000 with an annual interest rate of 2.85%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promise to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At December 31, 2021 the Company recognized approximately $1,772,000 as insurance financing note payable in its consolidated balance sheet. The Company will pay the insurance financing through installment payments with the last payment being on September 22, 2022.

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

Prior to the Business Combination, in August 2019, the Company’s Certificate of Incorporation was amended to authorize the Company to issue 50,000,000 shares of preferred stock, of which 6,615,000 shares were designated as Series A preferred stock, 2,525,800 shares were designated as series A- 1 preferred stock, 4,039,963 shares were designated as series A- 2 preferred stock, 3,333,333 shares were designated as series A- 2A preferred stock, and  8,571,429 shares were designated as series B preferred stock. The carrying value of Series A preferred stock was $1 per share, Series A- 1 $1.88 per share, Series A- 2 & A- 2A $3.00 per share, and Series B $3.50 per share.

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

In addition to the rights described above, series A- 2A preferred stock was redeemable at a price equal to $5 per preferred share at the option of the investor at any time during the redemption period, which was scheduled to commence in August 2022 and end in August 2023. As a result of the redemption feature, the Company classified the series A- 2A preferred stock as mezzanine equity as of January 1, 2020. However, the redemption feature was terminated during the year ended December 31, 2020, and the series A- 2A preferred stock was reclassified from mezzanine equity to permanent equity.

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

●	30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing ( x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

As of December 31, 2021, 208,600 Private Placement Warrants were outstanding.

Presentation and Valuation of the Warrants

The Warrants (both the Public Warrants and Private Placement Warrants) are accounted for as liabilities in accordance with ASC 815- 40, Derivatives and Hedging— Contracts in Entity’ s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of December 31, 2021. The initial fair value of the warrant liabilities were measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statement of operations for the year ended December 31, 2021.

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

(14) Income Taxes

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$5,078,429	$2,659,082
Stock-based compensation	1,156,235	600,592
Vacation accrual	99,300	84,553
Lease liabilities	623,286	727,587
Other accrued expenses	1,119,721	—
Start-up costs	297,136	—
Total deferred tax assets	$8,374,107	$4,071,814
Less valuation allowance	(5,300,689)	(2,320,958)
Total deferred tax assets after valuation allowance	3,073,418	1,750,856
Deferred tax liabilities:
Operating lease right-of-use asset	551,547	641,135
Depreciation and amortization	2,521,871	1,109,721
Total deferred tax liabilities	3,073,418	1,750,856
Net deferred tax asset (liability)	$—	$—

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

As discussed in Note 10, Notes Payable, on March 27, 2020, the CARES Act was enacted in response to the COVID- 19 pandemic. It was determined the CARES Act did not materially impact the Company’s tax provision as of December 31, 2021.

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

(18) Joint Development Agreement

In June 2019, the Company entered into a joint development agreement with the University of South Dakota Research Park, Inc. (“USDRP”) for the construction of a multi-tenant office building and a manufacturing building. Pursuant to the agreement, the Company also entered into a lease agreement for 41,195 square feet of leasable area located in the building. The lease will commence upon completion of the building for an initial term of 12 years at a monthly payment of approximately $118,000. Aurochs, LLC, a wholly owned subsidiary, was founded to manage the construction funds for this project. All pre-construction costs up to a budgeted $2.7 million were paid directly by the Company and reimbursed by USDRP. As of December 31, 2021 and 2020, USDRP has spent approximately $2.12 million in design costs for this facility, with approximately $580,000 of the $2.7 million budget remaining. There were no receivables or payables for this project as of December 31, 2021 and 2020. USDRP and the Company intend to secure outside funding for all expenses incurred after the pre-construction phase. If funding cannot be secured to finance the construction of this facility, the Company will not be required to refund any of the design costs incurred to date. Due to the work around SARS- 2 and the JPEO contract (please refer to Note 5, Revenue, for additional information), this project is on hold as the Company focuses on development of our current internal manufacturing capabilities and completion of the JPEO contract work which will continue through the end of 2022.

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

On March 28, 2022, the Company entered into a Third Amendment to the Amended and Restated Lease Agreement with Sanford. The Third Amendment, among other things, provides for the least by the Company from Sanford of an additional 4,035 square feet of storage, laboratory and office space. The Third Amendment modifies the rent due under the Sanford Lease Agreement to $25.27 per square foot, or $841,061 due on an annual basis ( $70,088 due on a monthly basis), until increased pursuant to the terms of the Sanford Lease Agreement. The associated amendment was retroactively applied to October 2021, and accounted for under ASC 842 as a separate right-of-use asset. The consolidated financial statements and Note 8, Leases, include the relevant adjustments for the Third Amendment.