Form 10-K/A
period 2022-12-31
SAB Biotherapeutics, Inc.
filed 2023-04-28
CIK 1833214

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was $32,737,282.

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

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) is to amend the cover page of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2023, to reflect the correct aggregate market value of the voting and non-voting common equity held by non-affiliates of SAB Biotherapeutics, Inc. (the “Company”), as of June 30, 2022.

Except as described above, no other changes have been made to the Annual Report and this Amendment does not reflect events occurring after the filing of the Annual Report, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Annual Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment. This Amendment also contains an updated consent of the Company’s independent registered public accounting firm, included as Exhibit 23.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description
23.1*	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Table of Contents

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