Form 10-Q
period 2023-03-31
SAB Biotherapeutics, Inc.
filed 2023-05-15
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 5, 2023, the registrant had 50,397,762 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,060,087	$15,046,894
Accounts receivable, net	763,123	5,556,577
Prepaid expenses	1,208,781	1,493,982
Total current assets	15,031,991	22,097,453
Long-term prepaid insurance	434,000	467,694
Operating lease right-of-use assets	960,168	1,192,054
Financing lease right-of-use assets	3,872,157	3,896,873
Property, plant and equipment, net	22,373,698	23,250,853
Total assets	$42,672,014	$50,904,927
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,444,963	$3,679,116
Notes payable	444,478	772,665
Operating lease liabilities, current portion	518,012	490,794
Finance lease liabilities, current portion	132,816	132,788
Deferred grant income	2,939,198	—
Accrued expenses and other current liabilities	8,186,259	9,917,981
Total current liabilities	13,665,726	14,993,344
Operating lease liabilities, noncurrent	227,652	361,225
Finance lease liabilities, noncurrent	3,596,126	3,629,642
Warrant liabilities	238,344	320,930
Convertible Debt	541,644	541,644
Total liabilities	18,269,492	19,846,785
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 490,000,000 shares authorized at March 31, 2023 and December 31, 2022; 50,944,420 and 50,940,920 shares issued, respectively, and 50,397,762 and 50,394,262 outstanding at March 31, 2023 and December 31, 2022, respectively	5,094	5,094
Treasury stock, at cost; 546,658 shares held at March 31, 2023 and December 31, 2022	(5,521,246)	(5,521,246)
Additional paid-in capital	85,142,249	84,444,049
Accumulated deficit	(55,223,575)	(47,869,755)
Total stockholders’ equity	24,402,522	31,058,142
Total liabilities and stockholders’ equity	$42,672,014	$50,904,927

See accompanying notes to the consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Grant revenue	$581,101	$11,803,077
Total revenue	581,101	11,803,077
Operating expenses
Research and development	4,535,721	13,324,344
General and administrative	3,447,389	5,186,072
Total operating expenses	7,983,110	18,510,416
Loss from operations	(7,402,009)	(6,707,339)
Other income (expense)
Changes in fair value of warrant liabilities	82,586	7,849,572
Interest expense	(92,385)	(72,022)
Interest income	57,988	7,933
Total other income	48,189	7,785,483
Income (loss) before income taxes	(7,353,820)	1,078,144
Income tax expense	—	92,281
Net income (loss)	$(7,353,820)	$985,863
Earnings (loss) per common share attributable to the Company’s shareholders
Basic earnings (loss) per common share	$(0.15)	$0.02
Diluted earnings (loss) per common share	$(0.15)	$0.02
Weighted-average common shares outstanding – basic	50,397,054	43,113,353
Weighted-average common shares outstanding – diluted	50,397,054	45,816,651

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity (Deficit)

(Unaudited)

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	43,487,279	$4,349	$67,674,515	—	$—	$(29,128,951)	$38,549,913
Issuance of common stock for exercise of stock options	14,500	1	7,829	—	—	—	7,830
Forward Share Purchase Agreement, final settlement	—	—	817,060	—	—	—	817,060
Repurchase of common stock pursuant to the Forward Share Purchase Agreement	—	—	5,521,246	(546,658)	(5,521,246)	—	—
Stock-based compensation	—	—	897,600	—	—	—	897,600
Net income	—	—	—	—	—	985,863	985,863
Balance at March 31, 2022	43,501,779	$4,350	$74,918,250	(546,658)	$(5,521,246)	$(28,143,088)	$41,258,266
Balance at December 31, 2022	50,940,920	$5,094	$84,444,049	(546,658)	$(5,521,246)	$(47,869,755)	$31,058,142
Issuance of common stock for exercise of stock options	3,500	—	1,890	—	—	—	1,890
Professional fees paid with warrants	—	—	93,530	—	—	—	93,530
Stock-based compensation	—	—	602,780	—	—	—	602,780
Net loss	—	—	—	—	—	(7,353,820)	(7,353,820)
Balance at March 31, 2023	50,944,420	$5,094	$85,142,249	(546,658)	$(5,521,246)	$(55,223,575)	$24,402,522

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(7,353,820)	$985,863
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	898,453	636,235
Amortization of right-of-use assets	24,716	41,207
Stock-based compensation expense	602,780	897,600
Gain on sale of equipment	—	(14,278)
Changes in fair value of warrant liabilities	(82,586)	(7,849,572)
Professional fees paid with warrants	93,530	—
Changes in operating assets and liabilities
Accounts receivable	4,793,454	(3,775,713)
Prepaid expenses	318,901	(354,612)
Operating lease right-of-use assets	125,531	(18,080)
Accounts payable	(2,234,157)	522,816
Due to related party	—	(2,367)
Deferred grant income	2,939,198	(100,000)
Income tax payable	—	92,281
Accrued expense and other current liabilities	(1,731,717)	(599,105)
Net cash used in operating activities	(1,605,717)	(9,537,725)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	76,390
Purchases of equipment	(21,300)	(1,357,324)
Net cash used in investing activities	(21,300)	(1,280,934)

Cash flows from financing activities:
Payments of notes payable	(328,187)	(755,783)
Payments related to the Forward Share Purchase Agreement	—	(5,521,246)
Principal payments on finance leases	(33,493)	(48,751)
Proceeds from exercise of stock options	1,890	7,830
Net cash used in financing activities	(359,790)	(6,317,950)

Net decrease in cash, cash equivalents, and restricted cash	(1,986,807)	(17,136,609)
Cash, cash equivalents, and restricted cash
Beginning of year	15,046,894	39,545,018
End of period	$13,060,087	$22,408,409
Supplemental disclosures:
Cash paid for interest	$78,312	$72,022

See accompanying notes to the consolidated financial statements.

SAB BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Nature of Business

On October 22, 2021 (the “Closing Date”), we consummated the business combination contemplated by the agreement and plan of merger, dated as of June 21, 2021, as amended on August 12, 2021, made by and among Big Cypress Acquisition Corp., a Delaware corporation (“BCYP”), Big Cypress Merger Sub Inc., a Delaware corporation (“Merger Sub”), SAB Biotherapeutics, Inc., a Delaware corporation (“SAB” or “SAB Biotherapeutics” or the “Company”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the SAB Stockholders (the “Business Combination”). Upon closing of the Business Combination, Merger Sub merged with SAB Biotherapeutics, with SAB Biotherapeutics as the surviving company of the merger. Upon closing of the Business Combination, BCYP changed its name to “SAB Biotherapeutics, Inc.”.

SAB is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of products from its proprietary immunotherapy platform to produce fully targeted human polyclonal antibodies, without using human plasma or serum. SAB’s novel DiversitAb platform enables the rapid production of large amounts of targeted human polyclonal antibodies, leveraging transchromosomic cattle (Tc Bovine™) that have been genetically designed to produce human antibodies (immunoglobulin G) rather than bovine in response to an antigen. Animal antibodies have been made in rabbits, sheep and horses. However, SAB’s platform is the first to produce fully human antibodies in large animals.

Going Concern

As of March 31, 2023, the Company has experienced net losses, negative cash flows from operations and had an accumulated deficit of $55.2 million. The Company anticipates to continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, and seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans, in particular, following the JPEO Rapid Response Contract Termination. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

To continue as a going concern, the Company will need, among other things, to raise additional capital resources. The Company plans to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

The unaudited consolidated financial statements as of March 31, 2023, have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

(2) Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying consolidated financial statements is set forth below.

Basis of presentation

The financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of SAB Biotherapeutics. At the Closing Date, and subject to the terms and conditions of the Merger Agreement, each share of SAB Biotherapeutics common stock, par value $0.0001 per share, and each share of the SAB Biotherapeutics convertible preferred stock that was convertible into a share of SAB Biotherapeutics common stock at a one-to-one ratio, was converted into Common Stock equal to approximately 0.4653 (the “Exchange Ratio”). The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio established in the Business Combination.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries, SAB Sciences, Inc., SAB Capra, LLC, and Aurochs, LLC. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company currently has no commercially approved products and there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its employees and obtaining and protecting intellectual property. Additional funding may be needed to cover operational costs as the Company moves forward with the Company’s efforts to develop a commercially approved product.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements. The Company has used significant estimates in its determination of stock-based compensation assumptions, determination of the fair value of the Company’s common stock prior to becoming a public company, determination of the fair value of the Company’s warrants, determination of the incremental borrowing rate (“IBR”) used in the calculation of the Company’s right of use assets and lease liabilities, and the valuation allowance on deferred tax assets. Actual amounts realized may differ from these estimates.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accounts receivable, accounts payable and accrued expenses.

The Company accounts for warrants to purchase its common stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 12, Fair Value Measurements) and any changes in fair value are reflected in other income and expense. The warrants classified as equity are reported at their estimated relative fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 12, Fair Value Measurements.

Cash, cash equivalents, and restricted cash

Cash equivalents include short-term, highly liquid instruments, consisting of money market accounts and short-term investments with original maturities at the date of purchase of 90 days or less.

Accounts receivable

Accounts receivable are carried at original invoice amount, less an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on management’s assessment of the collectability of specific accounts, the aging of the accounts receivable, historical information and other currently available evidence. Receivables are written off when deemed uncollectible. To date, no receivables have been written off. The Company had no allowance for doubtful accounts as of March 31, 2023 and December 31, 2022.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Exposure to credit risk is reduced by placing such deposits in high credit quality federally insured financial institutions. The Company monitors the financial institutions and the composition of the Company’s accounts. The Company has not experienced any losses in such accounts and believes that the financial institutions at which the Company’s cash is held are stable.

The Company received 100% of its total revenue through grants from government organizations during the three months ended March 31, 2023 and 2022.

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

During the three months ended March 31, 2023 and 2022, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. In the case of SAB-185, the CRO has been contracted and paid by the US government—as of March 31, 2023 there is no active CRO engaged by the Company in work on SAB-185. For SAB-176, PPD Development, LP acting as the CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 95% of the contract has been paid as of March 31, 2023. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 95% of the contract has been paid as of March 31, 2023.

Equipment

The Company records equipment at cost less depreciation. Depreciation is calculated using straight-line methods over the following estimated useful lives (in years):

(in years)
Animal facility equipment	7
Laboratory equipment	7
Leasehold improvements	Shorter of asset life or lease term
Office furniture & equipment	5
Vehicles	5

Repairs and maintenance expenses are expensed as incurred.

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three months ended March 31, 2023 and 2022.

Stock-based compensation

FASB ASC Topic 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, directors, and non-employee consultants, including grants of stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. Prior to the Business Combination, the grant date fair value of the Company’s common stock was typically determined by the Company’s board of directors with the assistance of management and a third-party valuation specialist.

Subsequent to the Business Combination, the board of directors elected to determine the fair value of post-merger common stock based on the closing market price at closing on the date of grant. In determining the fair value of stock-based awards, the Company utilizes the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The Black-Scholes option-pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. For awards with performance-based vesting criteria, the Company estimates the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. No awards may have a term in excess of ten years. Forfeitures are recorded when they occur. Stock-based compensation expense is classified in the consolidated statements of operations based on the function to which the related services are provided. The company recognizes stock-based compensation expense over the expected term.

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

Deferred grant income represents grant proceeds received by the Company prior to the period in which the research and development services occur, as qualifying expenses are incurred, or conditions of the grants are met.

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

Common stock valuations

Prior to the Business Combination, the Company was required to periodically estimate the fair value of its common stock with the assistance of an independent third-party valuation firm, as discussed above, when issuing stock options and computing estimated stock-based compensation expense. The assumptions underlying these valuations represented the Company’s best estimates, which involved inherent uncertainties and the application of significant levels of judgment. In order to determine the fair value of its common stock, the Company considered, among other items, previous transactions involving the sale of Company securities, the business, financial condition and results of operations, economic and industry trends, the market performance of comparable publicly traded companies, and the lack of marketability of the Company’s common stock.

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

(3) New accounting standards

Recently-adopted standards

In May 2021, FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The amendments in ASU 2021-04 provide guidance to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this ASU 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, including interim periods within those fiscal years. The Company adopted ASU 2021-04 at January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This ASU increases the transparency of government assistance to include the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. The guidance in ASU 2021-10 is effective for financial statements of all entities, including private companies, for annual periods beginning after December 15, 2021, with early application permitted. Entities are required to provide the new disclosures prospectively for all transactions with a government entity that are accounted for under either a grant or a contribution accounting model and are reflected in the financial statements at the date of initially applying the new amendments, and to new transactions entered into after that date. The Company adopted ASU 2021-10 at January 1, 2022, and the adoption did not have a material impact on its consolidated financial statements.

In July 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement of all expected credit losses of financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 is effective for periods beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted ASU 2016-13 at January 1, 2023, and the adoption did not have a material impact on its consolidated financial statements.

(4) Revenue

During the three months ended March 31, 2023 and 2022, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $0.6 million  and $11.8 million, respectively, the three months ended March 31, 2023 and 2022.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. This grant was subsequently amended to extend the date through August 2022. No grant income was recognized for this grant for the three months ended March 31, 2023, and approximately $27 thousand of grant income was recognized for the three months ended March 31, 2022. This grant was completed in 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. Grant income recognized was approximately $192 thousand and $13 thousand, respectively, for the three months ended March 31, 2023 and 2022. There is approximately $237 thousand in funding remaining for this grant as of March 31, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the date through July 2023. Grant income recognized was approximately $236 thousand and $23 thousand, respectively, for the three months ended March 31, 2023 and 2022. There is approximately $226 thousand in funding remaining for this grant as of March 31, 2023.

US Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. Grant income recognized was approximately $153 thousand and $11.7 million, respectively, for the three months ended March 31, 2023 and 2022. This grant was terminated in 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, the Company received notice from the DoD to terminate the JPEO Rapid Response contract, dated as of August 7, 2019 with the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185 (the “JPEO Rapid Response Contract Termination”).  The Company engaged in negotiations with the DoD to compensate the Company for services provided prior to the JPEO Rapid Response Contract Termination and costs the Company would be expected to bear in future periods. A termination and settlement proposal was submitted the DoD on September 9, 2022; the Company submitted a final invoice on December 15, 2022; and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of the tasks provided in the agreement. At this time, other than certain deferred obligations (presented within deferred grant income within the Company’s consolidated unaudited balance sheet) potentially payable to the DoD solely due to subsequent negotiations with third-party vendors, the Company believes and has been advised there is a reasonable, good faith basis for the position that no present or future obligations exist. Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies for further information about the Company’s established revenue recognition process.

(5) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Calculation of basic and diluted earnings (loss) per share attributable to the Company’s shareholders
Net income (loss) attributable to the Company’s shareholders	$(7,353,820)	$985,863
Weighted-average common shares outstanding – basic	50,397,054	43,113,353
Net income (loss) per share, basic	$(0.15)	$0.02
Calculation of diluted EPS attributable to the Company’s shareholders
Net income (loss) attributable to the Company’s shareholders	$(7,353,820)	$985,863
Weighted-average common shares outstanding – diluted	50,397,054	45,816,651
Net earnings (loss) per share, diluted	$(0.15)	$0.02

The following table reconciles the weighted-average common shares outstanding used in the calculation of basic earnings per share (“EPS”) to the weighted-average common shares outstanding used in the calculation of diluted EPS for the three months ended  March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Weighted-average common shares outstanding – basic	50,397,054	43,113,353
Stock options	—	2,703,298
Total	50,397,054	45,816,651

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2023	2022
Stock options and awards	5,735,738	1,655,733
Convertible Debt	375,421	—
Commons stock warrants (1) (2)	6,258,600	5,958,600
Earnout Shares (3)	10,491,937	10,491,937
Contingently issuable Earnout Shares from unexercised Rollover Options	1,508,063	1,508,063
Total	24,369,759	19,614,333

(1)

The warrants issued to investors in the Company’s December 2022 private placement of securities (the “PIPE Warrants”) and to the placement agent in the December 2022 private placement of securities (the “PIPE Placement Agent Warrants”) to purchase up to 7,363,777 and 210,193 shares of common stock, respectively, are excluded from the calculation of diluted earnings per share as they are not exercisable until June 7, 2023.

(2)

Included in Common Stock warrants are the 5,750,000 publicly-traded warrants (the “Public Warrants”), 208,600 warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), and 300,000 warrants held by Ladenburg Thalmann & Co. Inc. (the “Ladenburg Warrants”). See Note 12, Fair Value Measurements for further details on the Company’s outstanding warrants.

(3)

As the Earnout shares are subject to certain vesting requirements not satisfied as of the three months ended March 31, 2023, the Earnout Shares held in escrow are excluded from calculating both basic and diluted earnings per share.

(6) Property, plant and equipment, net

As of March 31, 2023 and December 31, 2022, the Company’s equipment was as follows:

	March 31, 2023	December 31, 2022
Laboratory equipment	$9,918,019	$9,000,114
Animal facility	8,357,667	8,357,667
Animal facility equipment	1,141,213	1,141,213
Construction-in-progress	329,617	308,317
Leasehold improvements	9,296,343	9,296,343
Vehicles	208,453	192,683
Office furniture and equipment	299,362	1,233,038
Total Property, plant and equipment, gross	29,550,674	29,529,375
Less: accumulated depreciation and amortization	(7,176,976)	(6,278,522)
Property, plant and equipment, net	$22,373,698	$23,250,853

Depreciation and amortization expense was $898 thousand and $636 thousand, respectively, for the three months ended March 31, 2023 and 2022.

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

The Company has several ongoing construction projects related to the expansion of its operating capacity. As of March 31, 2023 and December 31, 2022, the Company’s construction-in-progress was as follows:

	March 31, 2023	December 31, 2022
New office space at Headquarters	$191,806	$85,767
IT equipment at Headquarters	—	84,739
Software	137,811	137,811
Total construction-in-progress	$329,617	$308,317

(7) Leases

The Company has an operating lease for lab space from Sanford Health, under a lease that started in June 2014 and ran through June 2019, at which time the lease was amended to run through August 2024. This lease can be terminated with one year advance written notice. This lease was amended again in October 2022 to reduce the Company’s leased area to 21,014 square feet.  Additionally, pursuant to the amendment in October 2022, the Company and Sanford Health agreed for the period of October 2022 to September 2023, the Company’s obligation to pay the Annual Rent shall be abated and not required to be paid when normally due (the “Abated Rent”). In exchange for the Abated Rent, effective October 1, 2022, the Company issued Sanford Health an 8% unsecured, convertible promissory note (see Note 9, Notes Payable for further discussion). The October 2022 amendment was accounted for as a lease modification under ASC 842 - Leases and the right-of-use asset and lease liability were remeasured at the modification date of October 1, 2022. The October 2022 lease amendment reduced the lease payment to approximately $44 thousand per month. The lease does not provide an implicit rate, and, therefore, the Company used an IBR of 6.92% as the discount rate when measuring the operating lease liability. The operating lease does not include an option to extend beyond the life of the current term. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

The Company entered into a lease for office, laboratory, and warehouse space in November 2020, the lease was amended in July 2022 to add additional administrative and lab space. This amended lease has a 3-year term, with options to extend for 3 additional periods of 3 years each. The options were not included in the right of use calculation as it is unclear as to whether or not the location will meet the Company’s requirements beyond the next three years. The July 2022 amendment was accounted for as a separate contract under ASC 842 – Leases. The lease costs are $36 thousand and $2 thousand per month for the original leased space on November 2020 and the amendment on July 2022, respectively. The Company used an IBR of 4.69% and 6.60% as the discount rate when measuring the operating lease liability for the original leased space on November 2022 and the amended on July 2022, respectively. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

The Company has the following finance leases:

•

In December 2018, the Company entered into a finance lease with Dakota Ag Properties for a new animal facility which includes the surrounding land. The facility and the land have been accounted for as separate lease components. The lease is based upon payback of $4 million in construction costs, with a 20-year term at an interest rate of 8%. The monthly payment for this lease is approximately $33 thousand. The Company has the option to purchase the asset at any time during the term of the lease for the balance of the unamortized lease payments.

•

In December 2018, the Company entered into an equipment lease for a 12,000-gallon propane tank that is located on the Company’s animal facility. The lease is for five years, with an annual payment of approximately $8 thousand. The Company purchased the asset in November 2022.

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

(in years)
Animal Facility	40
Equipment	3–7
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of March 31, 2023 are:

	Operating	Finance
Weighted-average remaining lease term (in years)	1.12	15.66
Weighted-average discount rate	6.18%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of March 31, 2023:

	Operating	Finance
2023 - remaining	$410,588	$303,544
2024	368,318	401,496
2025	—	401,496
2026	—	401,496
2027	—	401,496
Thereafter	—	4,382,998
Undiscounted future minimum lease payments	778,906	6,292,526
Less: Amount representing interest payments	(33,242)	(2,563,584)
Total lease liabilities	745,664	3,728,942
Less current portion	(518,012)	(132,816)
Noncurrent lease liabilities	$227,652	$3,596,126

Operating lease expense was approximately $243 thousand and $293 thousand, respectively, for the three months ended March 31, 2023 and 2022. Operating lease costs are included within research and development expenses on the consolidated statements of operations.

Finance lease costs for the three months ended March 31, 2023 and 2022 included approximately $25 thousand and $41 thousand, respectively, in right-of-use asset amortization and approximately $69 thousand and $72 thousand, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $118 thousand and $103 thousand, respectively, for the three months ended March 31, 2023.  Cash payments under operating and finance leases were approximately $311 thousand and $121 thousand, respectively, for the three months ended March 31, 2022.

(8) Accrued Expenses and Other Current Liabilities

As of March 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accrued vacation	$609,558	$511,849
Accrued payroll	175,736	357,390
Accrued construction-in-progress	—	85,767
Accrued consulting	509,186	186,833
Accrued clinical trial expense	403,087	355,479
Accrued outside laboratory services	635,820	1,106,903
Accrued bonus & severance	313,602	950,324
Accrued contract manufacturing	—	25,129
Accrued legal	856,505	856,505
Accrued financing fees payable	4,410,500	4,910,500
Accrued franchise tax payable	50,000	50,000
Accrued interest	22,265	8,192
Other accrued expenses	200,000	513,110
	$8,186,259	$9,917,981

(9) Notes Payable

8% Unsecured Convertible Note

Pursuant to the Fourth Amendment to the Company’s lease with Sanford Health, the Company and Sanford Health agreed to a period of Abated Rent from  October 1, 2022 to September 30, 2023. In exchange for the Abated Rent, effective as of October 1, 2022, the Company issued to Sanford Health an 8% unsecured, convertible promissory note (the “8% Unsecured Convertible Note”).

Pursuant to the October Note, the Company shall pay the sum of approximately $542 thousand (the “Principal”) plus accrued and unpaid interest thereon on September 31, 2024 (the “Maturity Date”). Simple interest shall accrue on the outstanding Principal from and after the date of the October Note and shall be payable on the Maturity Date. Sanford Health shall have the right, but not the obligation, to convert all or any part of the outstanding Principal of the October Note, together with any accrued and unpaid interest thereon to the date of such conversion, into such number of fully paid and non-assessable shares of the Company’s common stock, at any time and from time to time, prior to the later of the Maturity Date and the date on which the October Note is paid in full, subject to certain restrictions, at a conversion price per share of Common Stock equal to greater of (x) $1.50 and (y) the price at which the Company sells shares of common stock in any bona fide private or public equity financing prior to the Maturity Date.

The Company evaluated the treatment of the 8% Unsecured Convertible Note under ASC 470 and ASU 2020-06 (early adopted by the Company as of January 1, 2021) and determined the Note in its entirety would be allocated to debt without separating the nonconvertible debt. The Company’s consolidated balance sheet as of  March 31, 2023 includes accrued interest of approximately $22 thousand.

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

The total premiums, taxes and fees financed is approximately $1.2 million with an annual interest rate of 5.47%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At March 31, 2023 and December 31, 2022, the Company recognized approximately $444 thousand and $773 thousand, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company will pay the insurance financing through installment payments with the last payment for the current note being on September 22, 2023.

(10) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 500,000,000. The total amount of authorized capital stock consists of 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2023, no shares of preferred stock are issued or outstanding.

Common Stock

Holders of SAB Biotherapeutics Common Stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders, including the election of directors, and do not have cumulative voting rights. Subject to preferences that may be applicable to any then outstanding preferred stock, holders of SAB Biotherapeutics Common Stock are entitled to receive ratably those dividends, if any, as may be declared by the Company’s board of directors out of legally available funds. In the event of liquidation, dissolution or winding up, the holders of SAB Biotherapeutics Common Stock will be entitled to share ratably in the assets legally available for distribution to stockholders after the payment of or provision for all of the Company’s debts and other liabilities, subject to the prior rights of any preferred stock then outstanding. Holders of SAB Biotherapeutics Common Stock have no preemptive or conversion rights or other subscription rights and there are no redemption or sinking fund provisions applicable to the SAB Biotherapeutics Common Stock. All outstanding shares of Common Stock are duly authorized, validly issued, fully paid and nonassessable. The rights, preferences and privileges of holders of SAB Biotherapeutics Common Stock are subject to and may be adversely affected by the rights of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

Preferred Stock

Under the terms of the Company’s certificate of incorporation, its board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, to fix the dividend, voting and other rights, preferences and privileges of the shares of each wholly unissued series and any qualifications, limitations or restrictions thereon, and to increase or decrease the number of shares of any such series, but not below the number of shares of such series then outstanding.

The Company’s board of directors may authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of SAB Biotherapeutics Common Stock. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could, among other things, have the effect of delaying, deterring or preventing a change in the Company’s control and may adversely affect the market price of SAB Biotherapeutics Common Stock and the voting and other rights of the holders of SAB Biotherapeutics Common Stock. The Company has no current plans to issue any shares of preferred stock.

Earnout Shares

Additionally, the Business Combination agreement included an earnout provision whereby the shareholders of SAB Biotherapeutics shall be entitled to receive additional consideration (“Earnout Shares”) if the Company meets certain Volume Weighted Average Price (“VWAP”) thresholds, or a change in control with a per share price exceeding the VWAP thresholds within a five-year period immediately following the Closing.

The Earnout Shares shall be released in four equal increments as follows:

(i)

25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $15.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “First Earnout”).

(ii)

25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $20.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “Second Earnout”).

(iii)

25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $25.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “Third Earnout”).

(iv)

25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $30.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “Fourth Earnout” and together with the First Earnout, the Second Earnout and the Third Earnout, the “Earnouts”).

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

Pursuant to the terms of the Business Combination Agreement, SAB Biotherapeutics’ securityholders (including vested option holders) who own SAB Biotherapeutics securities immediately prior to the Closing Date will have the contingent right to receive their pro rata portion of (i) an aggregate of 12,000,000 shares of Common Stock, of which 1,508,063 are contingently issuable based upon future satisfaction of the aforementioned VWAP thresholds. The remaining 10,491,937 are legally issued and outstanding, if the Company does not meet the above VWAP thresholds, or a change in control with a per share price below the VWAP thresholds occurs within a five-year period immediately following the Closing Date, the shares will be returned to the Company.

Warrants

For information pertaining to the Company’s outstanding warrants to purchase shares of the Company’s common stock, see Note 12, Fair Value Measurements.

(11) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. The total shares authorized under the plan was originally 8 million; however, during 2019, the Plan was amended to increase the total shares authorized under the plan to 16 million. As a result of the Business Combination, the 2014 Equity Incentive Plan was amended to reduce the shares authorized to approximately 7,444,800 based upon the impact of the Exchange Ratio.

As a result of the Business Combination, the Company adopted the 2021 Omnibus Equity Incentive Plan (hereinafter collectively with the 2014 Equity Incentive Plan referred to as the “Equity Compensation Plans”), representing 11,000,000 shares of common stock reserved for issuance under the 2021 Omnibus Equity Incentive Plan. At of the beginning of the each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of Common Stock issued and outstanding as of the end of the most recently completed fiscal year. As of March 31, 2023, 12,877,631 shares of common stock were reserved for future issuance under the 2021 Omnibus Equity Incentive Plan.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding options, December 31, 2022	7,095,462	$1.99	5.79	$109,891
Granted	2,546,750	$0.54
Forfeited	(13,963)	$1.59
Exercised	(3,500)	$0.54
Expired	(28,086)	$5.21
Outstanding options, March 31, 2023	9,596,663	$1.59	6.72	$—
Options vested and exercisable, March 31, 2023	4,451,753	$1.92	3.39	$—

Total unrecognized compensation cost related to non-vested stock options as of  March 31, 2023 was approximately $4.5 million and is expected to be recognized within future operating results over a weighted-average period of 3.52 years.

The weighted average grant date fair value of options granted during the three months ended  March 31, 2023 and 2022, was $0.39 per share and $3.88 per share; respectively. During the three months ended  March 31, 2023 and 2022,  approximately 213 thousand shares with a fair value totaling $637 thousand, and 192 thousand shares with a fair value totaling $806 thousand, respectively, vested.

The estimated fair value of stock options granted to employees and consultants during the three months ended March 31, 2023 and 2022, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended March 31,
	2023	2022
Expected volatility	81.9%	78.0 - 80.8%
Weighted-average volatility	81.9%	79.0%
Expected dividends	—	—
Expected term (in years)	6.08	5.50 - 6.08
Risk-free rate	3.76%	1.38 - 2.41%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2023 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	350,000	$1.72
Granted	318,875	$0.54
Unvested as of March 31, 2023	668,875	$1.16

At March 31, 2023, the Company had an aggregate of $650 thousand of unrecognized equity-based compensation related to restricted stock units outstanding. The unrecognized expense for restricted stock units is expected to be recognized over a weighted average period of 3.55 years.

Stock-based compensation expense

Stock-based compensation expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$147,691	$368,225
General and administrative	455,089	529,375
Total	$602,780	$897,600

(12) Fair Value Measurements

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2023
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$230,000	$230,000	$—	$—
Private Placement Warrant liability	8,344	—	—	8,344
Total	$238,344	$230,000	$—	$8,344

	As of December 31, 2022
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$310,500	$310,500	$—	$—
Private Placement Warrant liability	10,430	—	—	10,430
Total	$320,930	$310,500	$—	$10,430

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants became exercisable 30 days after the Closing Date of the Business Combination and will expire five years after the Closing Date of the Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

As of March 31, 2023, an aggregate of 5,750,000 Public Warrants classified as liabilities were outstanding.

Private Placement Warrants

The private placement warrants (the “Private Placement Warrants”) held by assignees of Big Cypress Holdings LLC, a Delaware limited liability company which acted as the Company’s sponsor in connection with the IPO, and the common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until after the completion of the Company’s Business Combination. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of March 31, 2023, an aggregate of 208,600 Private Placement Warrants classified as liabilities were outstanding.

PIPE Warrants and PIPE Placement Agent Warrants

In December 2022, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors for the sale by the Company of 7,363,377 shares of common stock and warrants to purchase up to 7,363,377 shares of common stock (the “PIPE Warrants”), and in a private placement offering. The combined purchase price per share and accompanying PIPE Warrant was $1.08 (the “December Private Placement”). Three directors of the Company participated in the December Private Placement, each paying a $0.125 premium per share and accompanying PIPE Warrant. The PIPE Warrants, including those purchased by the participating directors of the Company are exercisable beginning six months from the date of issuance at an exercise price equal to $1.08 per Share, and are exercisable for five years from the date of issuance. The Company received gross proceeds of approximately $8.0 million before deducting transaction related fees and expenses. The Company paid Brookline Capital Markets, the placement agent, a cash fee equal to seven percent of the gross proceeds received by the Company in the December Private Placement. The Company also issued Brookline Capital Markets a warrant to purchase up to an aggregate of 210,913 shares of common stock (the “PIPE Placement Agent Warrants”), equal to 7% of the number of shares purchased by investors introduced to the Company by Brookline Capital Markets. The PIPE Placement Agent Warrants have an exercise price equal to $1.35 per share and are exercisable six months from the date of issuance and expires five years from the date of issuance.

As of March 31, 2023, 7,363,377 PIPE Warrants and 210,913 PIPE Placement Agent Warrants classified as equity were outstanding.

2023 Ladenburg Agreement Warrants

On March 21, 2023, the Company entered into a settlement agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), effective March 23, 2023 (the “2023 Ladenburg Agreement”, and the action brought by Ladenburg, the “Ladenburg Action”). In connection with the 2023 Ladenburg Agreement, on March 24, 2023, the Company (i) issued to Ladenburg a warrant (the “Ladenburg Warrants”) to purchase up to 300,000 shares of common stock, exercisable for three years from the date of issuance at $0.5424 per share; and (ii) furnished to Ladenburg a one-time cash payment of $500 thousand. Pursuant to the terms and subject to the conditions set forth in the 2023 Ladenburg Agreement, the Company will (i) no later than June 30, 2023, pay $1.5 million to Ladenburg in cash or shares of common stock, at the Company’s option; and (ii) no later than December 31, 2023, pay $1.1 million to Ladenburg in cash or shares of common stock, at the Company’s option. Following the completion of the Company’s obligations under the 2023 Ladenburg Agreement, Ladenburg has agreed to dismiss the Ladenburg Action with prejudice and extinguish any and all obligations of the Company in connection therewith. All cash payments contemplated by the 2023 Ladenburg Agreement are contained within accrued expenses and other current liabilities within the Company’s consolidated balance sheets as of  March 31, 2023 and  December 31, 2022.

As of  March 31, 2023 , 300,000 Ladenburg Warrants classified as equity were outstanding.

Presentation and Valuation of the Warrants

Liability Classified Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of March 31, 2023 and December 31, 2022. The initial fair value of the warrant liabilities were measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022.

On the Closing Date, the Company established the fair value of the Private Placement Warrants utilizing both the Black-Scholes Merton formula and a Monte Carlo Simulation ("MCS") analysis. Specifically, the Company considered an MCS to derive the implied volatility in the publicly-listed price of the Public Warrants. The Company then considered this implied volatility in selecting the volatility for the application of a Black-Scholes Merton model for the Private Placement Warrants. The Company determined the fair value of the Public Warrants by reference to the quoted market price.

The Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and the Private Placement Warrants held privately by assignees of Big Cypress Holdings LLC, were classified as a Level 3 fair value measurement, due to the use of unobservable inputs.

The following table provides a summary of the changes in Level 3 fair value measurements:

March 31, 2023
Balance, December 31, 2022	$10,430
Change in fair value of Private Placement Warrant liability	(2,086)
Balance, March 31, 2023	$8,344

The key inputs into the valuations of the Company’s Liability Classified Warrants as of March 31, 2023 and  December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.75%	4.00%
Expected term remaining (years)	3.56	3.81
Implied volatility	94.0%	82.0%
Closing common stock price on the measurement date	$0.44	$0.59

As of March 31, 2023 and December 31, 2022, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, and notes payable approximate their fair values due to their near-term maturities.

Equity Classified Warrants

The Company determined the Ladenburg Warrants, PIPE Warrants, and PIPE Placement Agent Warrants met all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, they are presented within additional paid-in capital within Company’s consolidated statements of changes in stockholders’ equity (deficit) and consolidated balance sheets.

Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

The initial fair value of each PIPE Warrant and PIPE Placement Agent Warrant issued was determined using the Black-Scholes option-pricing model. All relevant terms and conditions for the PIPE Warrant and PIPE Placement Agent Warrant are identical with the exception of the exercise prices of $1.08 and $1.35, respectively; the key inputs into the valuations as of the initial measurement date were as follows:

Initial
Measurement
Risk-free interest rate	3.62%
Expected term remaining (years)	5.00
Implied volatility	89.0%
Closing common stock price on the measurement date, less discount for lack of marketability (1)	$0.66

(1)

As the underlying shares are restricted from sale for a period of 180 days from the date of the 2022 Private Placement, the fair value of the warrants were estimated using the Black-Scholes option pricing model that uses several inputs, including market price of the Company’s common shares at the end of each reporting period (a level one input), less a discount for lack of marketability (a level two input). The discount for lack of marketability was estimated upon consideration of volatility and the length of the lock-up period.

Upon initial measurement, the fair value of the PIPE Warrants and PIPE Placement Agent Warrants were determined to be $0.42 and $0.39, respectively, per warrant for aggregate values of approximately $3.1 million and $82 thousand, respectively. In the Private Placement, the Company recognized the PIPE Warrants and PIPE Placement Agent Warrants on a relative fair value basis with approximately $2.2 million and $58 thousand being allocated to each as a component of additional paid-in capital within the Company’s consolidated statements of changes in stockholders’ equity (deficit) and consolidated balance sheets as of December 31, 2022.

The initial fair value of each Ladenburg Warrant issued and exercisable at $0.5424 has been determined using the Black-Scholes option-pricing model. The key inputs into the valuations as of the 2023 Ladenburg Agreement initial measurement date were as follows:

Initial
Measurement
Risk-free interest rate	3.98%
Expected term remaining (years)	3.00
Implied volatility	94.0%
Closing common stock price on the measurement date	$0.52

Upon initial measurement, the fair value of each Ladenburg Warrant was determined to be $0.31, per warrant for a value of approximately $93 thousand. The total fair value of the Ladenburg Warrants was recognized by the company as a non-cash expense and allocated to additional paid-in capital within the Company’s consolidated statement of changes in stockholders’ equity (deficit) and consolidated balance sheet.

(13) Income Taxes

The effective income tax rate for the three months ended March 31, 2023 is 0%, compared with an effective tax rate of (0.20%) for the year ended December 31, 2022. The prior year tax rate reflects a tax provision on a pre-tax loss.

The Company continues to record a full valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $1.6 million during the three months ended March 31, 2023. The Company has not recognized any reserves for uncertain tax positions.

(14) Related Party Transactions

For the three months ended March 31, 2023 and 2022, under the Related Party Transaction Policy the Company adopted in the fourth quarter of 2021, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(15) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $76 thousand and $93 thousand, respectively, during the three months ended March 31, 2023 and 2022.

(16) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(17) Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements. The Company has no subsequent events that occurred that would require disclosure in, or would be recognized in, these consolidated financial statements.

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

Overview

We are a clinical-stage, biopharmaceutical company focused on the development of powerful and proprietary immunotherapeutic polyclonal human antibodies to treat and prevent infectious diseases and immune and autoimmune disorders, including infectious diseases resulting from outbreaks and pandemics as well as immunology, gastroenterology, and respiratory diseases that have significant mortality and health impacts on immunocompromised patients. We have applied advanced genetic engineering and antibody science to develop transchromosomic (Tc) Bovine™. Our versatile DiversitAb™ platform is applicable to a wide range of serious unmet needs in human diseases. It produces natural, specifically targeted, high-potency, fully-human polyclonal immunotherapies without the need for human donors. We currently have multiple drug development programs underway and collaborations with global pharmaceutical companies.

We are advancing clinical programs in two indications, and preclinical development in three indications. In addition, we are executing on two research collaborations with global pharmaceutical companies, including CSL Behring and an undisclosed collaboration.

We generated total revenue of $0.6 million and $11.8 million for the three months ended March 31, 2023 and 2022, respectively. Our revenue to date has been primarily derived from government grants. As of March 31, 2023, $0.4 million in funding remains for our current government grants.

We plan to focus a substantial portion of our resources on continued research and development efforts towards deepening our technology and expertise with our platform and as well as indications in infectious disease and autoimmune indications. As a result, we expect to continue to make significant investments in these areas for the foreseeable future. We incurred research and development expenses of $4.5 million and $13.3 million for the three months ended March 31, 2023 and 2022, respectively. We incurred general and administrative expenses of $3.4 million and $5.2 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

Our net loss for three months ended March 31, 2023 was $7.4 million and our net income for the three months ended March 31, 2022 was $1.0 million. As of March 31, 2023, we had an accumulated deficit of $55.2 million with cash and cash equivalents totaling $13.1 million.

Recent Developments

FDA Fast Track and Breakthrough Therapy Designation

On April 13, 2023, we announced that the U.S. Food and Drug Administration (“FDA”) granted Fast Track Designation for SAB-176, an investigational therapeutic for Type A and Type B influenza illness in high-risk patients, including those who have anti-viral resistant strains. Fast Track Designation is intended to facilitate development and expedite the review of drugs that treat serious conditions and fill an unmet medical need so a product can potentially be approved and reach patients more quickly. Fast Track Designation enables the company to have more frequent interactions with the FDA throughout the drug development process and allows for eligibility for priority review and accelerated approval if certain criteria are met, as well as a rolling review. The Fast Track Designation must continue to be met or FDA can withdraw the designation. In addition, on April 18, 2023, we announced that the FDA granted Breakthrough Therapy Designation for SAB-176. Breakthrough Therapy Designation is designed to expedite the development and review of medicine that is intended to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over therapies currently available on a clinically significant endpoints.

In addition to the Fast Track Designation and Breakthrough Therapy Designation, we also received FDA guidance and regulatory alignment on advancing SAB-176 into the next phase of development, including a Phase 2b trial study design. The study will evaluate the safety and efficacy of SAB-176 in high-risk patients with Type A or Type B influenza illness, including those who have anti-viral treatment resistant strains.

2023 Ladenburg Agreement

On March 21, 2023, we entered into an agreement (the “2023 Ladenburg Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), pursuant to which, among other things, on March 24, 2023, we issued to Ladenburg a warrant (the “Ladenburg Warrants”) to purchase up to 300,000 shares of common stock, exercisable for three years from the date of issuance at $0.5424 per share. The issuance of the Ladenburg Warrants under the Ladenburg Agreement has been made pursuant to exemptions provided by Section 4(a)(2) of the Securities Act, as transactions not involving a public offering, and Rule 506 of Regulation D promulgated under the Securities Act. On May 1, 2023, we filed a registration statement on Form S-3 (File No. 333-271543) to register under the Securities Act, the shares underlying the Ladenburg Warrants, which registration statement was declared effective on May 9, 2023.

All cash payments contemplated by the 2023 Ladenburg Agreement are contained within accrued expenses and other current liabilities within our consolidated balance sheets  as of March 31, 2023 and December 31, 2022.

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and supplemented with the following revised or additional risk factors in “Part II, Item 1A, Risk Factors.”

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

The total revenue for government grants was approximately $0.6 million and $11.8 million, respectively, during the three months ended March 31, 2023 and 2022.

For the three months ended March 31, 2023 and 2022, we worked on the following grants:

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. This grant was subsequently amended to extend the date through August 2022. No grant income was recognized for this grant for the three months ended March 31, 2023, and approximately $27 thousand of grant income was recognized for the three months ended March 31, 2022. This grant was completed in 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. Grant income recognized was approximately $192 thousand and $13 thousand, respectively, for the three months ended March 31, 2023 and 2022 There is approximately $237 thousand in funding remaining for this grant as of March 31, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. Grant income recognized was approximately $236 thousand and $23 thousand, respectively, for the three months ended March 31, 2023 and 2022. This grant was subsequently amended to extend the date through July 2023.There is approximately $226 thousand in funding remaining for this grant as of March 31, 2023.

JPEO through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. Grant income recognized was approximately $153 thousand and $11.7 million, respectively, for the three months ended March 31, 2023 and 2022. This grant was terminated in 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of our direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, we received notice from the DoD to terminate the JPEO Rapid Response contract, dated as of August 7, 2019 with the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185 (the “JPEO Rapid Response Contract Termination”).  We engaged in negotiations with the DoD to compensate the Company for services provided prior to the JPEO Rapid Response Contract Termination and costs we would be expected to bear in future periods. A termination and settlement proposal was submitted the DoD on September 9, 2022; we submitted a final invoice on December 15, 2022; and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of the tasks provided in the agreement. At this time, other than certain deferred obligations (presented within deferred grant income within our consolidated unaudited balance sheet) potentially payable to the DoD solely due to subsequent negotiations with our third-party vendors, we believe and have been advised there is a reasonable, good faith basis for the position that no present or future obligations exist. Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies for further information about our established revenue recognition process.

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

For the three months ended March 31, 2023 and 2022, we had contracts with multiple CRO to conduct and complete clinical studies. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP, acting as CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 95% of the contract has been paid as of  March 31, 2023. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and approximately 95% of the contract has been paid as of March 31, 2023.

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

Research and development expenses by component for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Salaries & benefits	$1,716,030	$3,346,934
Laboratory supplies	389,627	1,926,698
Animal care	582,068	677,703
Contract manufacturing	—	4,429,203
Clinical trial expense	47,608	57,318
Outside laboratory services	163,206	1,216,094
Project consulting	228,099	401,324
Facility expense	1,338,188	1,228,039
Other expenses	70,895	41,031
Total research and development expenses	$4,535,721	$13,324,344

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

Interest expense

Interest expense consists primarily of interest related to borrowings under notes payable for equipment, abated rent, and insurance financing.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of domestic federal and state income taxes.

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue
Grant revenue	$581,101	$11,803,077
Total revenue	581,101	11,803,077
Operating expenses
Research and development	4,535,721	13,324,344
General and administrative	3,447,389	5,186,072
Total operating expenses	7,983,110	18,510,416
Loss from operations	(7,402,009)	(6,707,339)
Other income (expense)
Changes in fair value of warrant liabilities	82,586	7,849,572
Interest expense	(92,385)	(72,022)
Interest income	57,988	7,933
Total other income	48,189	7,785,483
Income (loss) before income taxes	(7,353,820)	1,078,144
Income tax expense	—	92,281
Net income (loss)	$(7,353,820)	$985,863

Comparison of the three months ended March 31, 2023 and 2022

Revenue

	Three Months Ended March 31,
	2023	2022	Change	% Change
Revenue	$581,101	$11,803,077	$(11,221,976)	(95.1)%
Total revenue	$581,101	$11,803,077

Revenue decreased by $11.2 million, or 95.1%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the three months ended March 31, 2023, are closeout activities and charges of $52 thousand for supplies, $151 thousand for labor and $378 thousand for outside research and manufacturing services, as compared to $2.9 million for supplies, $3.1 million for labor, and $5.8 for outside research and manufacturing services for the three months ended March 31, 2022.

We anticipate future revenues will be substantially derived from current period directly reimbursable expenses such as laboratory supplies, labor costs, and consulting fees plus, when applicable, an overhead charge and a flat-rate fixed fee. As a result of the JPEO Rapid Response Contract Termination, we expect future revenues to be lower as our primary pipeline development targets of Clostridioides difficile Infection, influenza, and immune system disorders remain independently financed as we explore potential partnerships, co-development opportunities, and licensing arrangements.

Research and Development

	Three Months Ended March 31,
	2023	2022	Change	% Change
Research and development	$4,535,721	$13,324,344	$(8,788,623)	(66.0)%
Total research and development expenses	$4,535,721	$13,324,344

Research and development expenses decreased by $8.8 million, or 66%, for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to decreases in laboratory supplies (year-over-year decrease of $1.5 million, 49.3%), contract manufacturing costs (year-over-year decrease of $4.4 million, 100%), salaries and benefits (year-over-year decrease of $1.4 million, 49.3%), outside lab services due to the JPEO Rapid Response Contract Termination (year-over-year decrease of $1.0 million, 86.2%), project consulting (year-over-year decrease of $0.2 million, 47.5%) and overhead costs (year-over-year decrease of $0.3 million, 46.0%).

The overall decrease in research and development expense was primarily due to targeted cost reduction measures pausing certain unfunded research activities for SAB-185, and prioritizing our earlier stage lead therapeutic candidates in Type 1 diabetes, respiratory and gastrointestinal diseases. Future period research and development expenses will decrease relative to comparable prior periods as we no longer expect to incur costs of contract manufacturing, outside laboratory services, project consulting, and facilities costs related to the production of SAB-185.

General and Administrative

	Three Months Ended March 31,
	2023	2022	Change	% Change
General and administrative	$3,447,389	$5,186,072	$(1,738,683)	(33.5)%
Total general and administrative expenses	$3,447,389	$5,186,072

General and administrative expenses decreased by $1.7 million, or 33.5%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to insurance costs (year-over-year decrease of $0.4 million, 53.4%); salaries and benefits (year-over-year decrease of $0.8 million, 40.5%); project consulting (year-over-year decrease of $0.3 million, 61.3%); and other administrative support fees relating to IT, human resources, and legal (year-over-year decrease of $0.2 million, 27.2%). The decrease was primarily due to discretionary cost reduction measures and increased efficiencies as we continue to mature as a publicly traded company.

We anticipate that our general and administrative expenses will increase in the future as they relate to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer liability insurance, investor relations costs and other costs associated with being a public company. Additionally, if and when we believe a regulatory approval of a product candidate appears likely, we anticipate an increase in staffing and related expenses as a result of our preparation for commercial operations, especially as it relates to the sales and marketing of our product candidates.

Non-operating Income

	Three Months Ended March 31,
	2023	2022	Change	% Change
Changes in fair value of warrant liabilities	$82,586	$7,849,572	$(7,766,986)	(98.9)%
Total non-operating income	$82,586	$7,849,572

Total non-operating income decreased by $7.8 million, or 98.9%, in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to the change in fair value of warrant liabilities.

Interest Expense

	Three Months Ended March 31,
	2023	2022	Change	% Change
Interest expense	$92,385	$72,022	$20,363	28.3%
Total interest expense	$92,385	$72,022

Interest expense remained largely unchanged in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, driven by adding no new Finance Leases or other interest-bearing debt. We expect interest expense to increase in future periods as the accrued interest payable under the 8% Unsecured Convertible Note is realized.

Interest Income

	Three Months Ended March 31,
	2023	2022	Change	% Change
Interest income	$57,988	$7,933	$50,055	631.0%
Total interest income	$57,988	$7,933

Interest income increased by $50 thousand, or 631% during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, due to higher interest rates along with higher interest earning cash balances.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had $13.1 million and $15.1 million, respectively, of cash and cash equivalents.

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

We have incurred operating losses for the past several years. While we intend to continue to keep operating expenses at a reduced level there can be no assurance that our current level of operating expenses will not increase or that other uses of cash will not be necessary. Based on our current level of operating expenses, existing cash and cash equivalents will not be sufficient to cover operating cash needs through the twelve months following the date these financials are made available for issuance. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Sources of Liquidity

Since our inception, we have financed our operations primarily from revenue in the form of government grants and from equity financings.

Equity Financings and Option Exercises

As of March 31, 2023, we have raised approximately $90.3 million since our inception from the issuance and sale of convertible preferred shares, net of issuance costs associated with such financings, the Business Combination with BCYP, proceeds from the Private Placement, and exercises of employee stock options.

On May 9, 2023, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”). Whereby from time to time, we may offer and sell up to an aggregate of $50,000,000 of any combination of Common Stock, Preferred Stock, Debt Securities, Warrants, Rights, and Units, either individually or in combination. We may also offer common stock or preferred stock upon conversion of debt securities, common stock upon conversion of preferred stock, or common stock, preferred stock or debt securities upon the exercise of warrants. We may also issue units comprised of one or more shares of common stock, shares of preferred stock, debt securities, warrants and/or rights in any combination. The Shelf Registration Statement has not yet been declared effective by the Securities and Exchange Commission.

Notes payable

8% Unsecured Convertible Note

Pursuant to the Fourth Amendment to our lease with Sanford Health, we agreed to a period of Abated Rent from October 1, 2022 to September 30, 2023 pertaining to our leased laboratory bay at the Sanford Research Center. In exchange for the Abated Rent, effective as of October 1, 2022, we issued to Sanford Health an 8% unsecured, convertible promissory note (the “8% Unsecured Convertible Note”).

Pursuant to the 8% Unsecured Convertible Note, we shall pay the sum of approximately $542 thousand (the “Principal”) plus accrued and unpaid interest thereon on September 31, 2024 (the “Maturity Date”). Simple interest shall accrue on the outstanding Principal from and after the date of the October Note and shall be payable on the Maturity Date. Sanford Health shall have the right, but not the obligation, to convert all or any part of the outstanding Principal of the 8% Unsecured Convertible Note, together with any accrued and unpaid interest thereon to the date of such conversion, into such number of fully paid and non-assessable shares of our common stock, at any time and from time to time, prior to the later of the Maturity Date and the date on which the 8% Unsecured Convertible Note is paid in full, subject to certain restrictions, at a conversion price per share of Common Stock equal to greater of (x) $1.50 and (y) the price at which the we sells shares of common stock in any bona fide private or public equity financing prior to the Maturity Date.

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

The total premiums, taxes and fees financed is approximately $1.2 million with an annual interest rate of 5.47%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, we unconditionally promise to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At March 31, 2023 and December 31, 2022, we recognized approximately $444 thousand and $773 thousand, respectively, as insurance financing note payable in its consolidated balance sheet. We will pay the insurance financing through installment payments with the last payment being on September 22, 2023.

Please refer to Note 9, Notes Payable, in our consolidated unaudited financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(1,605,723)	$(9,537,725)
Net cash used in investing activities	(21,300)	(1,280,934)
Net cash used in financing activities	(359,790)	(6,317,950)
Net decrease in cash, cash equivalents, and restricted cash	$(1,986,813)	$(17,136,609)

Operating Activities

Net cash used by operating activities decreased by $7.9 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to an decreased in non-cash working capital of $7.9 million. Year-over-year changes in cash used by operating activities is explained by shifts in the non-cash working capital balances as we continue to advance our lead programs after the JPEO Rapid Response Contract Termination.

Investing Activities

Net cash used by investing activities decreased by $1.2 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to a decrease in purchases of equipment as new equipment purchases under the JPEO Rapid Response Contract were substantially completed in 2021. Capital asset purchases completed in 2022 relate substantially to leasehold improvements at the Corporate Headquarters and completion of the clinical manufacturing facility at the Sanford Research Center.

Financing Activities

Net cash used by financing activities decreased by $5.9 million in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, primarily due to the final settlement of the Forward Purchase Agreement whereby $5.5 million of restricted cash was utilized for a repurchase of 546,658 shares of our common stock in the three months ended March 31, 2022.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2023:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Notes payable	$986,122	$444,478	$541,644	$—	$—
Operating lease liabilities (1)	778,906	410,588	368,318	—	—
Finance lease liabilities (1)	6,292,526	403,918	802,992	802,992	4,282,624
Total	$8,057,554	$1,258,984	$1,712,954	$802,992	$4,282,624

(1)	We are party to certain contractual arrangements for equipment, lab space, and an animal facility, which meet the definition of leases under FASB ASC Topic 842, Leases (“ASC 842”).

We enter into contracts in the normal course of business with third parties, including CROs. These payments are not included in the table above, as the amount and timing of such payments are not known.

As of March 31, 2023, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

The effective income tax rate for the three months ended March 31, 2023 is 0%, compared with an effective tax rate of (0.20%) for the year ended December 31, 2022. The prior year tax rate reflects a tax provision on a pre-tax loss.

We continue to record a full valuation allowance on our net deferred tax assets. The valuation allowance increased by approximately $1.6 million during the three months ended March 31, 2023. We have not recognized any reserves for uncertain tax positions.

Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that we will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.

As of March 31, 2023, we have experienced net losses, negative cash flows from operations and had an accumulated deficit of $55.2 million. We anticipate to continue to generate losses for the foreseeable future, and expects the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support long-term plans, in particular, following the JPEO Rapid Response Contract Termination. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

The unaudited consolidated financial statements for March 31, 2023, have been prepared on the basis that we will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements, Summary of Significant Accounting Policies, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

See Note 11, Stock Option Plan, to our consolidated financial statements for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three months ended March 31, 2023 and 2022.

Stock-based compensation expense was $0.6 million and $0.9 million, respectively, for the three months ended March 31, 2023 and 2022.

As of March 31, 2023, we had $4.5 million of total unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize in future operating results over a weighted-average period of 3.52 years. Total unrecognized compensation cost related to non-vested restricted stock awards as of March 31, 2023 was approximately $0.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.55 years.

Warrant Liabilities Valuations

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

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the consolidated balance sheets as of March 31, 2023 and December 31, 2022. The initial fair value of the warrant liabilities were measured at fair value on the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the three months ended March 31, 2023 and 2022.

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

The Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and the Private Placement Warrants held privately by assignees of Big Cypress Holdings LLC, were classified as a Level 3 fair value measurement, due to the use of unobservable inputs.

The  measurement as of December 31, 2022 for the Public Warrant liability was approximately $10 thousand and the change in fair value of the Public Warrant liability was approximately  $2 thousand for the three months ended March 31, 2023.

The key inputs into the valuations as of the March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.75%	4.00%
Expected term remaining (years)	3.56	3.81
Implied volatility	94.0%	82.0%
Closing common stock price on the measurement date	$0.44	$0.59

Equity Classified Warrants

On December 7, 2022, as a part of our 2022 Private Placement, we issued PIPE Warrants to investors to purchase up to 7,363,377 shares of Common Stock. The PIPE Warrants, including those purchased by the participating directors of SAB are exercisable beginning six months from the date of issuance at an exercise price equal to $1.08 per share, and are exercisable for five years from the date of issuance. We also issued our placement agent, Brookline Capital Markets, PIPE Placement Agent Warrants to purchase up to an aggregate of 210,913 shares of Common Stock. The Placement Agent Warrants have an exercise price equal to $1.35 per share and are exercisable six months from the date of issuance and expires five years from the date of issuance.

On March 21, 2023, we entered into a settlement agreement with Ladenburg (the “2023 Ladenburg Agreement”), effective March 23, 2023. In connection with the 2023 Ladenburg Agreement, on March 24, 2023, we issued to Ladenburg a warrant to purchase up to 300,000 shares of common stock, exercisable for three years from the date of issuance at $0.5424 per share.

We determined the Ladenburg Warrants, PIPE Warrants, and PIPE Placement Agent Warrants met all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, they are presented within additional paid-in capital within our consolidated statements of changes in stockholders’ equity (deficit) and consolidated balance sheets.

Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

The initial fair value of each PIPE Warrant and PIPE Placement Agent Warrant issued was determined using the Black-Scholes option-pricing model. All relevant terms and conditions for the PIPE Warrant and PIPE Placement Agent Warrant are identical with the exception of the exercise prices of $1.08 and $1.35, respectively; the key inputs into the valuations as of the initial measurement date were as follows:

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

Upon initial measurement, the fair value of the PIPE Warrants and PIPE Placement Agent Warrants were determined to be $0.42 and $0.39, respectively, per warrant for aggregate values of approximately $3.1 million and $82 thousand, respectively. In the Private Placement, we recognized the PIPE Warrants and PIPE Placement Agent Warrants on a relative fair value basis with approximately $2.2 million and $58 thousand being allocated to each as a component of additional paid-in capital within our consolidated statements of changes in stockholders’ equity (deficit) and consolidated balance sheets as of December 31, 2022.

The initial fair value of each Ladenburg Warrant issued has been determined using the Black-Scholes option-pricing model. The key inputs into the valuations as of the 2023 Ladenburg Agreement initial measurement date were as follows:

Initial
Measurement
Risk-free interest rate	3.98%
Expected term remaining (years)	3.00
Implied volatility	94.0%
Closing common stock price on the measurement date	$0.52

Upon initial measurement, the fair value of each Ladenburg Warrant was determined to be $0.31, per warrant for a total value of approximately $93 thousand. The total fair value of the Ladenburg Warrants was recognized as a non-cash expense and allocated to additional paid-in capital within our consolidated statement of changes in stockholders’ equity (deficit) and consolidated balance sheet.

See Note 12, Fair Value Measurements, to our consolidated financial statements for information concerning certain specific assumptions we used in applying the Black-Scholes Merton formula and MCS to determine the estimated fair value of the Private Placement Warrants outstanding as of March 31, 2023.

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

Lease Liabilities and Right-of-Use Assets

We are party to certain contractual arrangements for equipment, lab space, and an animal facility, which meet the definition of leases under ASC 842. In accordance with ASC 842, we, as of January 1, 2018 (the date of adoption), recorded right-of-use assets and related lease liabilities for the present value of the lease payments over the lease terms. We utilized the practical expedient regarding lease and non-lease components and have combined such items into a single combined component. Our IBR was used in the calculation of our right-of-use assets and lease liabilities.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3, New Accounting Standards to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% and of our total revenue through grants from government organizations for the three months ended March 31, 2023 and 2022, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of March 31, 2023 and December 31, 2022, we had a cash and cash equivalents of $13.1 million and $15.0 million, respectively, all of which was maintained in bank accounts and money market funds in the U.S. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. Management has concluded that there is a material weakness in the design and operating effectiveness of the Company’s review controls surrounding technical accounting matters and significant and/or unusual transactions.

Plan for Remediation of Material Weakness

We continue to work to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We are implementing process and control improvements to address the above material weakness as follows:

•

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

•

We have begun the process of implementing a contract management platform that will integrate functions governing the initiation, authorization, and execution of contracts with enhancements for our existing contract review control. This tool will improve the ability of the finance organization to review new and renewed contracts for potential financial reporting implications.

We are committed to continuing to improve our internal control processes related to these matters and will continue to review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address deficiencies or modify certain of the remediation measures described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risk factors described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, are incorporated herein, and supplemented with the following revised or additional risk factors:

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We realized net loss in the fiscal year ended December 31, 2022 and the interim period through March 31, 2023, we may incur losses for the foreseeable future and may not be able to generate sufficient revenue to maintain profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
4.1*	Form of Warrant
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: May 15, 2023	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)