Form 10-Q
period 2023-06-30
SAB Biotherapeutics, Inc.
filed 2023-08-21
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of July 31, 2023, the registrant had 52,319,156 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,774,459	$15,046,894
Accounts receivable, net	364,117	5,556,577
Prepaid expenses	867,604	1,493,982
Total current assets	9,006,180	22,097,453
Long-term prepaid insurance	434,000	467,694
Operating lease right-of-use assets	730,583	1,192,054
Financing lease right-of-use assets	3,744,185	3,896,873
Property, plant and equipment, net	21,527,612	23,250,853
Total assets	$35,442,560	$50,904,927
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,403,847	$3,679,116
Notes payable	111,894	772,665
Operating lease liabilities, current portion	545,964	490,794
Finance lease liabilities, current portion	127,022	132,788
Deferred grant income	2,894,781	—
Accrued expenses and other current liabilities	5,927,527	9,917,981
Total current liabilities	11,011,035	14,993,344
Operating lease liabilities, noncurrent	91,816	361,225
Finance lease liabilities, noncurrent	3,485,754	3,629,642
Warrant liabilities	595,860	320,930
Convertible Debt	541,644	541,644
Total liabilities	15,726,109	19,846,785
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock; $0.0001 par value; 490,000,000 shares authorized at June 30, 2023 and December 31, 2022; 52,861,314 and 50,940,920 shares issued, respectively, and 52,314,656 and 50,394,262 outstanding at June 30, 2023 and December 31, 2022, respectively	5,286	5,094
Treasury stock, at cost; 546,658 shares held at June 30, 2023 and December 31, 2022	(5,521,246)	(5,521,246)
Additional paid-in capital	87,336,872	84,444,049
Accumulated deficit	(62,104,461)	(47,869,755)
Total stockholders’ equity	19,716,451	31,058,142
Total liabilities and stockholders’ equity	$35,442,560	$50,904,927

See accompanying notes to the consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Grant revenue	$85,518	$6,350,525	$666,619	$18,153,601
Total revenue	85,518	6,350,525	666,619	18,153,601
Operating expenses
Research and development	3,662,130	8,584,427	8,197,851	21,947,692
General and administrative	2,900,006	4,309,042	6,347,395	9,456,191
Total operating expenses	6,562,136	12,893,469	14,545,246	31,403,883
Loss from operations	(6,476,618)	(6,542,944)	(13,878,627)	(13,250,282)
Other income (expense)
Changes in fair value of warrant liabilities	(357,516)	1,730,080	(274,930)	9,579,652
Interest expense	(75,320)	(71,237)	(167,705)	(143,259)
Interest income	28,568	15,824	86,556	23,757
Total other income (expense)	(404,268)	1,674,667	(356,079)	9,460,150
Loss before income taxes	(6,880,886)	(4,868,277)	(14,234,706)	(3,790,132)
Income tax expense (benefit)	—	(92,281)	—	—
Net loss	$(6,880,886)	$(4,775,996)	$(14,234,706)	$(3,790,132)
Loss per common share attributable to the Company’s shareholders
Basic and diluted earnings per common share	$(0.14)	$(0.11)	$(0.28)	$(0.09)
Weighted-average common shares outstanding – basic and diluted	50,421,262	42,999,413	50,407,412	43,048,254

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2021	43,487,279	$4,349	$67,674,515	—	$—	$(29,128,951)	$38,549,913
Issuance of common stock for exercise of stock options	14,500	1	7,829	—	—	—	7,830
Forward Share Purchase Agreement, final settlement	—	—	817,060	—	—	—	817,060
Repurchase of common stock pursuant to the Forward Share Purchase Agreement	—	—	5,521,246	(546,658)	(5,521,246)	—	—
Stock-based compensation	—	—	897,600	—	—	—	897,600
Net income	—	—	—	—	—	985,863	985,863
Balance at March 31, 2022	43,501,779	$4,350	$74,918,250	(546,658)	$(5,521,246)	$(28,143,088)	$41,258,266
Issuance of common stock for exercise of stock options	75,764	8	69,133	—	—	—	69,141
Stock-based compensation	—	—	569,861	—	—	—	569,861
Net loss	—	—	—	—	—	(4,775,996)	(4,775,996)
Balance at June 30, 2022	43,577,543	$4,358	$75,557,244	(546,658)	$(5,521,246)	$(32,919,084)	$37,121,272
Balance at December 31, 2022	50,940,920	$5,094	$84,444,049	(546,658)	$(5,521,246)	$(47,869,755)	$31,058,142
Issuance of common stock for exercise of stock options	3,500	—	1,890	—	—	—	1,890
Professional fees paid with warrants	—	—	93,530	—	—	—	93,530
Stock-based compensation	—	—	602,780	—	—	—	602,780
Net loss	—	—	—	—	—	(7,353,820)	(7,353,820)
Balance at March 31, 2023	50,944,420	$5,094	$85,142,249	(546,658)	$(5,521,246)	$(55,223,575)	$24,402,522
Issuance of common stock for settlement of accrued liabilities	1,916,894	192	1,549,808	—	—	—	1,550,000
Stock-based compensation	—	—	644,815	—	—	—	644,815
Net loss	—	—	—	—	—	(6,880,886)	(6,880,886)
Balance at June 30, 2023	52,861,314	$5,286	$87,336,872	(546,658)	$(5,521,246)	$(62,104,461)	$19,716,451

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,234,706)	$(3,790,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,767,226	1,385,427
Amortization of right-of-use assets	48,209	73,016
Stock-based compensation expense	1,247,595	1,467,461
Gain on sale of equipment	—	(14,278)
Changes in fair value of warrant liabilities	274,930	(9,579,652)
Professional fees paid with equity instruments	143,530	—
Changes in operating assets and liabilities:
Accounts receivable	5,194,842	(1,601,964)
Prepaid expenses	657,689	324,889
Operating lease right-of-use assets	266,755	(36,056)
Accounts payable	(2,275,271)	485,058
Due to related party	—	(2,367)
Deferred grant income	2,894,781	(100,000)
Accrued expense and other current liabilities	(2,490,453)	(2,597,169)
Net cash used in operating activities	(6,504,873)	(13,985,767)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	76,390
Purchases of equipment	(43,984)	(1,970,156)
Net cash used in investing activities	(43,984)	(1,893,766)

Cash flows from financing activities:
Payments of notes payable	(660,772)	(1,516,833)
Payments related to the Forward Share Purchase Agreement	—	(5,521,246)
Principal payments on finance leases	(64,696)	(87,884)
Proceeds from exercise of stock options	1,890	76,971
Net cash used in financing activities	(723,578)	(7,048,992)

Net decrease in cash and cash equivalents	(7,272,435)	(22,928,525)
Cash and cash equivalents
Beginning of year	15,046,894	39,545,018
End of period	$7,774,459	$16,616,493
Supplemental disclosures:
Cash paid for interest	$120,022	$143,259

Supplemental information on non-cash investing and finance activities:
Settlement of accrued liabilities through the issuance of common stock	$1,500,000	$—

See accompanying notes to the consolidated financial statements.

SAB BIOTHERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) Nature of Business

On October 22, 2021 (the “Closing Date”), we consummated the business combination contemplated by the agreement and plan of merger, dated as of June 21, 2021, as amended on August 12, 2021, made by and among Big Cypress Acquisition Corp., a Delaware corporation (“BCYP”), Big Cypress Merger Sub Inc., a Delaware corporation (“Merger Sub”), SAB Biotherapeutics, Inc., a Delaware corporation (“SAB” or “SAB Biotherapeutics” or the “Company”), and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the SAB Stockholders (the “Business Combination”). Upon closing of the Business Combination, Merger Sub merged with SAB Biotherapeutics, with SAB Biotherapeutics as the surviving company of the merger. Upon closing of the Business Combination, BCYP changed its name to “SAB Biotherapeutics, Inc.”

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

Going Concern

As of June 30, 2023, the Company has experienced net losses, negative cash flows from operations and had an accumulated deficit of $62.1 million. The Company anticipates to continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, and seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans, in particular, following the JPEO Rapid Response Contract Termination (see Note 4, Revenue for further information about the JPEO Rapid Response Contract Termination). These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

The unaudited consolidated financial statements as of June 30, 2023, have been prepared on the basis that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, BCYP is treated as the “acquired” company and SAB Biotherapeutics is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of SAB Biotherapeutics issuing stock for the net assets of BCYP, accompanied by a recapitalization. The net assets of BCYP are stated at historical cost, with no goodwill or other intangible assets recorded. SAB Biotherapeutics was determined to be the accounting acquirer based on the following predominant factors:

•	SAB Biotherapeutics’ shareholders have the largest portion of voting rights in the Company;
•	the board of directors and management are primarily composed of individuals associated with SAB Biotherapeutics;
•	the operations of SAB comprise the ongoing operations of the Company.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of SAB Biotherapeutics. At the Closing Date, and subject to the terms and conditions of the Merger Agreement, each share of SAB Biotherapeutics common stock, par value $0.0001 per share, and each share of the SAB Biotherapeutics convertible preferred stock that was convertible into a share of SAB Biotherapeutics common stock at a one-to-one ratio, was converted into common stock of the Company equal to approximately 0.4653 (the “Exchange Ratio”). The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the Exchange Ratio established in the Business Combination.

Emerging growth company status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries, SAB Sciences, Inc., SAB Capra, LLC, Aurochs, LLC, and SAB BIO PTY LTD. Intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash equivalents include short-term, highly liquid instruments, consisting of money market accounts and short-term investments with original maturities at the date of purchase of 90 days or less.

Accounts receivable

Accounts receivable are carried at original invoice amount, less an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on management’s assessment of the collectability of specific accounts, the aging of the accounts receivable, historical information and other currently available evidence. Receivables are written off when deemed uncollectible. To date, no receivables have been written off. The Company had no allowance for doubtful accounts as of June 30, 2023 and December 31, 2022.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business, will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the six months ended June 30, 2023 and June 30, 2022.

The Company received 100% of its total revenue through grants from government organizations during the three and six months ended June 30, 2023 and 2022.

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

During the three and six months ended June 30, 2023 and 2022, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. In the case of SAB-185, the CRO was contracted and paid by the US government—as of June 30, 2023 there is no active CRO engaged by the Company in work on SAB-185. For SAB-176, PPD Development, LP acting as the CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and 100% of the contract has been paid as of June 30, 2023. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and 100% of the contract has been paid as of June 30, 2023.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and six months ended June 30, 2023 and 2022.

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

Comprehensive income (loss)

The Company had no items of comprehensive income (loss) during the three and six months ended June 30, 2023 and 2022 other than its net loss.

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

Recently adopted standards

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

(4) Revenue

During the three and six months ended June 30, 2023 and 2022, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $86 thousand and $667 thousand for the three and six months ended June 30, 2023, respectively, and approximately $6.4 million and $18.2 million, for the three and six months ended June 30, 2022, respectively.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. This grant was subsequently amended to extend the date through August 2022. No grant income was recognized for this grant for the three and six months ended June 30, 2023, and approximately $3 thousand and $30 thousand of grant income was recognized for the three and six months ended June 30, 2022, respectively. This grant was completed in 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. No grant income was recognized for this grant for the three months ended June 30, 2023 and approximately $192 thousand of grant income was recognized for the six months ended June 30, 2023, and approximately $118 thousand and $131 thousand of grant income was recognized for the three and six months ended June 30, 2022, respectively. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the date through July 2023. Grant income recognized was approximately $37 thousand and $273 thousand for the three and six months ended June 30, 2023, respectively, and approximately $26 thousand and $49 thousand for the three and six months ended June 30, 2022, respectively. This grant was completed as of June 30, 2023.

US Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. Grant income recognized was approximately $44 thousand and $197 thousand for the three and six months ended June 30, 2023, respectively, and $6.2 million and $17.9 million for the three and six months ended June 30, 2022, respectively. This grant was terminated in 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, the Company received notice from the DoD to terminate the JPEO Rapid Response contract, dated as of August 7, 2019 with the DoD most recently amended as of September 14, 2021, relating to a prototype research and development of Rapid Response Antibody Program and advanced clinical development through licensure and commercial manufacturing for SAB-185 (the “JPEO Rapid Response Contract Termination”). The Company engaged in negotiations with the DoD to compensate the Company for services provided prior to the JPEO Rapid Response Contract Termination and costs the Company would be expected to bear in future periods. A termination and settlement proposal was submitted to the DoD on September 9, 2022; the Company submitted a final invoice on December 15, 2022; and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of the tasks provided in the agreement. At this time, other than certain deferred obligations (presented within deferred grant income within the Company’s consolidated unaudited balance sheet) potentially payable to the DoD solely due to subsequent negotiations with third-party vendors, the Company believes and has been advised there is a reasonable, good faith basis for the position that no present or future obligations exist. Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies for further information about the Company’s established revenue recognition process.

(5) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(6,880,886)	$(4,775,996)	$(14,234,706)	$(3,790,132)
Weighted-average common shares outstanding – basic and diluted	50,421,262	42,999,413	50,407,412	43,048,254
Net loss per share, basic and diluted	$(0.14)	$(0.11)	$(0.28)	$(0.09)

The Company’s potentially dilutive securities, which include stock options, common stock warrants, convertible debt, earnout shares, and contingently issuable earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options and awards	884,123	1,846,889	610,646	2,398,870
Convertible Debt	382,623	—	382,623	—
Common Stock Warrants (1)	13,832,890	5,958,600	13,832,890	5,958,600
Earnout Shares (2)	10,491,937	10,491,937	10,491,937	10,491,937
Contingently issuable Earnout Shares from unexercised Rollover Options	1,508,063	1,508,063	1,508,063	1,508,063
Total	27,099,636	19,805,489	26,826,159	20,357,470

(1)

Included in Common Stock Warrants are the 5,750,000 publicly-traded warrants (the “Public Warrants”), 208,600 warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 300,000 warrants held by Ladenburg Thalmann & Co. Inc. (the “Ladenburg Warrants”), 7,363,377 warrants issued to the investors in the December Private Placement (the “the PIPE Warrants”), and 210,913 warrants issued to the placement agent in the December Private Placement (the “PIPE Placement Agent Warrants”). See Note 12, Fair Value Measurements for further details on the Company’s outstanding warrants.

(2)

As the Earnout Shares are subject to certain vesting requirements not satisfied as of the three and six months ended June 30, 2023 and 2022, the Earnout Shares held in escrow are excluded from calculating both basic and diluted earnings per share.

(6) Property, plant and equipment, net

As of June 30, 2023 and December 31, 2022, the Company’s equipment was as follows:

	June 30, 2023	December 31, 2022
Laboratory equipment	$9,979,079	$9,000,114
Animal facility	8,357,667	8,357,667
Animal facility equipment	1,141,213	1,141,213
Construction-in-progress	—	308,317
Leasehold improvements	9,296,343	9,296,343
Vehicles	208,453	192,683
Office furniture and equipment	631,910	1,233,038
Total Property, plant and equipment, gross	29,614,665	29,529,375
Less: accumulated depreciation and amortization	(8,087,053)	(6,278,522)
Property, plant and equipment, net	$21,527,612	$23,250,853

Depreciation and amortization expense was $0.87 million and $1.77 million for the three and six months ended June 30, 2023, respectively, and $0.75 million and $1.39 million for the three and six months ended June 30, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company’s construction-in-progress was as follows:

	June 30, 2023	December 31, 2022
New office space at Headquarters	$—	$85,767
IT equipment at Headquarters	—	84,739
Software	—	137,811
Total construction-in-progress	$—	$308,317

(7) Leases

The Company has an operating lease for lab space from Sanford Health, under a lease that started in June 2014 and ran through June 2019, at which time the lease was amended to run through August 2024. This lease can be terminated with one-year advance written notice. This lease was amended again in October 2022 to reduce the Company’s leased area to 21,014 square feet. Additionally, pursuant to the amendment in October 2022, the Company and Sanford Health agreed for the period of October 2022 to September 2023, the Company’s obligation to pay the Annual Rent shall be abated and not required to be paid when normally due (the “Abated Rent”). In exchange for the Abated Rent, effective October 1, 2022, the Company issued Sanford Health an 8% unsecured, convertible promissory note (see Note 9, Notes Payable for further discussion). The October 2022 amendment was accounted for as a lease modification under ASC 842 - Leases and the right-of-use asset and lease liability were remeasured at the modification date of October 1, 2022. The October 2022 lease amendment reduced the lease payment to approximately $44 thousand per month. The lease does not provide an implicit rate, and, therefore, the Company used an IBR of 6.92% as the discount rate when measuring the operating lease liability. The operating lease does not include an option to extend beyond the life of the current term. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

•

In July 2018, the Company entered into a lease agreement with a bank, for a Ruby Cell Analyzer. The lease agreement is for a five-year term. The monthly payment for this lease is $807. The Company has the option to purchase the asset at the end of the lease for $1. The Company purchased the asset in June 2023.

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

(in years)
Animal Facility	40
Equipment	3–7
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of June 30, 2023 are:

	Operating	Finance
Weighted-average remaining lease term (in years)	0.96	15.42
Weighted-average discount rate	6.42%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of June 30, 2023:

	Operating	Finance
2023 - remaining	$292,655	$200,748
2024	368,320	401,496
2025	—	401,496
2026	—	401,496
2027	—	401,496
Thereafter	—	4,382,998
Undiscounted future minimum lease payments	660,975	6,189,730
Less: Amount representing interest payments	(23,195)	(2,576,954)
Total lease liabilities	637,780	3,612,776
Less current portion	(545,964)	(127,022)
Noncurrent lease liabilities	$91,816	$3,485,754

Operating lease expense was approximately $249 thousand and $291 thousand, respectively, for the three months ended June 30, 2023 and 2022, and $492 thousand and  $585 thousand, respectively, for the six months ended June 30, 2023 and 2022. Operating lease costs are included within research and development expenses on the consolidated statements of operations.

Finance lease costs for the three months ended June 30, 2023 and 2022 included approximately $23 thousand and $32 thousand, respectively, in right-of-use asset amortization, and approximately $71 thousand and $71 thousand, respectively, of interest expense. Finance lease cost for the six months ended June 30, 2023 and 2022 included approximately $48 thousand and $73 thousand, respectively, and in right-of-use asset amortization included approximately $140 thousand and $143 thousand, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $118 thousand and $103 thousand, respectively, for the three months ended June 30, 2023. Cash payments under operating and finance leases were approximately $309 thousand and $110 thousand, respectively, for the three months ended June 30, 2022. Cash payments under operating and finance leases were approximately $236 thousand and $206 thousand, respectively, for the six months ended June 30, 2023. Cash payments under operating and finance leases were approximately $621 thousand and $231 thousand, respectively, for the six months ended June 30, 2022.

(8) Accrued Expenses and Other Current Liabilities

As of June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accrued vacation	$648,909	$511,849
Accrued payroll	347,676	357,390
Accrued construction-in-progress	—	85,767
Accrued consulting	290,329	186,833
Accrued clinical trial expense	74,658	355,479
Accrued outside laboratory services	467,612	1,106,903
Accrued bonus & severance	35,192	950,324
Accrued contract manufacturing	—	25,129
Accrued legal	803,255	856,505
Accrued financing fees payable	2,910,500	4,910,500
Accrued franchise tax payable	20,000	50,000
Accrued interest	55,875	8,192
Other accrued expenses	273,521	513,110
	$5,927,527	$9,917,981

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

The Company evaluated the treatment of the 8% Unsecured Convertible Note under ASC 470 and ASU 2020-06 (early adopted by the Company as of January 1, 2021) and determined the Note in its entirety would be allocated to debt without separating the nonconvertible debt. The Company’s consolidated balance sheet as of  June 30, 2023 includes accrued interest relating to the 8% Unsecured Convertible Note of approximately $32 thousand.

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

The total premiums, taxes and fees financed is approximately $1.2 million with an annual interest rate of 5.47%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At  June 30, 2023 and December 31, 2022, the Company recognized approximately $112 thousand and $773 thousand, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company will pay the insurance financing through installment payments with the last payment for the current note being on September 22, 2023.

(10) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 500,000,000. The total amount of authorized capital stock consists of 490,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2023, no shares of preferred stock are issued or outstanding.

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

As a result of the Business Combination, the Company adopted the 2021 Omnibus Equity Incentive Plan (hereinafter collectively with the 2014 Equity Incentive Plan referred to as the “Equity Compensation Plans”), representing 11,000,000 shares of common stock reserved for issuance under the 2021 Omnibus Equity Incentive Plan. At of the beginning of the each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of Common Stock issued and outstanding as of the end of the most recently completed fiscal year. As of June 30, 2023, 12,877,631 shares of common stock were reserved for future issuance under the 2021 Omnibus Equity Incentive Plan.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding options, December 31, 2022	7,095,462	$1.99	5.79	$109,891
Granted	2,911,750	$0.57
Forfeited	(33,847)	$2.26
Exercised	(3,500)	$0.54
Expired	(32,076)	$4.90
Outstanding options, June 30, 2023	9,937,789	$1.56	6.59	$1,660,330
Options vested and exercisable, June 30, 2023	4,539,909	$2.01	3.23	$637,770

Total unrecognized compensation cost related to non-vested stock options as of  June 30, 2023 was approximately $4.2 million and is expected to be recognized within future operating results over a weighted-average period of 3.34 years.

The weighted average grant date fair value of options granted during the three months ended  June 30, 2023 and 2022, was $0.57 per share and $1.79 per share; respectively. During the three months ended  June 30, 2023 and 2022, approximately 167 thousand shares with a fair value totaling $595 thousand, and 135 thousand shares with a fair value totaling $595 thousand, respectively, vested.

The weighted average grant date fair value of options granted during the six months ended  June 30, 2023 and 2022, was $0.41 per share and $1.76 per share, respectively. During the six months ended  June 30, 2023 and 2022, approximately 381 thousand shares with a fair value totaling $1.2 million, and 315 thousand shares with a fair value totaling $1.3 million, respectively, vested.

The estimated fair value of stock options granted to employees and consultants during the three and six months ended June 30, 2023 and 2022, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected volatility	80.2 - 81.5%	85.4%	80.2 - 81.9%	78.0 - 85.4%
Weighted-average volatility	80.9%	85.4%	81.7%	79.0%
Expected dividends	—%	—%	—%	—%
Expected term (in years)	5.77 - 6.08	5.89	5.77 - 6.08	5.50 - 6.08
Risk-free rate	3.50 - 3.90%	3.03%	3.50 - 3.90%	1.38 - 3.03%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2023 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	350,000	$1.72
Granted	318,875	$0.54
Vested	(75,000)	$1.72
Unvested as of June 30, 2023	593,875	$1.06

At June 30, 2023, the Company had an aggregate of $600 thousand of unrecognized equity-based compensation related to restricted stock units outstanding. As of   June 30, 2023, the Company had 75 thousand restricted stock units vested but not issued. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 3.34 years.

Stock-based compensation expense

Stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$166,534	$149,814	$314,225	$518,039
General and administrative	478,281	420,047	933,370	949,422
Total	$644,815	$569,861	$1,247,595	$1,467,461

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2023
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$575,000	$575,000	$—	$—
Private Placement Warrant liability	20,860	—	—	20,860
Total	$595,860	$575,000	$—	$20,860

	As of December 31, 2022
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$310,500	$310,500	$—	$—
Private Placement Warrant liability	10,430	—	—	10,430
Total	$320,930	$310,500	$—	$10,430

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

As of June 30, 2023, an aggregate of 5,750,000 Public Warrants classified as liabilities were outstanding.

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

As of June 30, 2023, an aggregate of 208,600 Private Placement Warrants classified as liabilities were outstanding.

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

As of June 30, 2023, 7,363,377 PIPE Warrants and 210,913 PIPE Placement Agent Warrants classified as equity were outstanding.

2023 Ladenburg Agreement Warrants

On March 21, 2023, the Company entered into a settlement agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), effective March 23, 2023 (the “2023 Ladenburg Agreement”, and the action brought by Ladenburg, the “Ladenburg Action”). In connection with the 2023 Ladenburg Agreement, on March 24, 2023, the Company (i) issued to Ladenburg a warrant (the “Ladenburg Warrants”) to purchase up to 300,000 shares of common stock, exercisable for three years from the date of issuance at $0.5424 per share; and (ii) furnished to Ladenburg a one-time cash payment of $500 thousand. Pursuant to the terms and subject to the conditions set forth in the 2023 Ladenburg Agreement, the Company will (i) no later than June 30, 2023, pay $1.5 million to Ladenburg in cash or shares of common stock, at the Company’s option; and (ii) no later than December 31, 2023, pay $1.1 million to Ladenburg in cash or shares of common stock, at the Company’s option. Following the completion of the Company’s obligations under the 2023 Ladenburg Agreement, Ladenburg has agreed to dismiss the Ladenburg Action with prejudice and extinguish any and all obligations of the Company in connection therewith. All consideration contemplated by the 2023 Ladenburg Agreement are contained within accrued expenses and other current liabilities within the Company’s consolidated balance sheet as of  December 31, 2022. On June 30, 2023, the Company issued 1,916,894 shares of common stock to satisfy a portion of its obligations under the 2023 Ladenburg Agreement. As of June 30, 2023 there is $1.1 million of consideration remaining under the 2023 Ladenburg Agreement contained within accrued expenses and other current liabilities on the Company's consolidated balance sheet of  June 30, 2023 and  December 31, 2022.

As of  June 30, 2023 , 300,000 Ladenburg Warrants classified as equity were outstanding.

Presentation and Valuation of the Warrants

Liability Classified Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of June 30, 2023 and December 31, 2022. The initial fair value of the warrant liabilities were measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the three and six months ended June 30, 2023.

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

The following table provides a summary of the changes in Level 3 fair value measurements:

June 30, 2023
Balance, December 31, 2022	$10,430
Change in fair value of Private Placement Warrant liability	(2,086)
Balance, March 31, 2023	$8,344
Change in fair value of Private Placement Warrant liability	12,516
Balance, June 30, 2023	$20,860

The key inputs into the valuations of the Company’s Liability Classified Warrants as of June 30, 2023 and  December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.43%	4.00%
Expected term remaining (years)	3.31	3.81
Implied volatility	90.0%	82.0%
Closing common stock price on the measurement date	$0.83	$0.59

As of June 30, 2023 and December 31, 2022, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, and notes payable approximate their fair values due to their near-term maturities.

Equity Classified Warrants

The Company determined the Ladenburg Warrants, PIPE Warrants, and PIPE Placement Agent Warrants met all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, they are presented within additional paid-in capital within Company’s consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

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

Upon initial measurement, the fair value of the PIPE Warrants and PIPE Placement Agent Warrants were determined to be $0.42 and $0.39, respectively, per warrant for aggregate values of approximately $3.1 million and $82 thousand, respectively. In the Private Placement, the Company recognized the PIPE Warrants and PIPE Placement Agent Warrants on a relative fair value basis with approximately $2.2 million and $58 thousand being allocated to each as a component of additional paid-in capital within the Company’s consolidated statements of changes in stockholders’ equity and consolidated balance sheets as of December 31, 2022.

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

Upon initial measurement, the fair value of each Ladenburg Warrant was determined to be $0.31, per warrant for a value of approximately $93 thousand. The total fair value of the Ladenburg Warrants was recognized by the company as a non-cash expense and allocated to additional paid-in capital within the Company’s consolidated statement of changes in stockholders’ equity and consolidated balance sheet.

(13) Income Taxes

The effective income tax rate for the second quarter of 2023 is 0.00%, compared with an effective tax rate of (0.20%) for the year ending December 31, 2023. The prior year tax rate reflects a tax provision on a pre-tax loss.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increase by approximately $2.9 million for the six months ended June 30, 2023. The Company has not recognized any reserves for uncertain tax positions.

(14) Related Party Transactions

For the three and six months ended June 30, 2023 and 2022, under the Related Party Transaction Policy the Company adopted in the fourth quarter of 2021, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(15) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $64 thousand and $166 thousand, respectively, during the three months ended June 30, 2023 and 2022, and approximately $140 thousand and $259 thousand, respectively, during the six months ended June 30, 2023 and 2022.

(16) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(17) Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements. The Company has no subsequent events that occurred that would require disclosure in, or would be recognized, in these consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), as amended, that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements involved known and unknown risks, including risks with regard to our ability to continue as a going concern, relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including but not limited to those related to discovery data of SAB-195 and SAB-142; Phase 1 & Phase 2a results of SAB-176; and Phase 1, 1b, and 2 results for SAB-185 do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

We generated total revenue of $0.1 million and $6.4 million for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $18.2 million for the six months ended June 30, 2023 and 2022, respectively. Our revenue to date has been primarily derived from government grants.

We plan to focus a substantial portion of our resources on continued research and development efforts towards deepening our technology and expertise with our platform and as well as indications in infectious disease and autoimmune indications. As a result, we expect to continue to make significant investments in these areas for the foreseeable future. We incurred research and development expenses of $3.7 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively, and $8.2 million and $21.9 million for the six months ended June 30, 2023 and 2022, respectively. We incurred general and administrative expenses of $2.9 million and $4.3 million for the three months ended June 30, 2023 and 2022, respectively, and $6.3 million and $9.5 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

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

Our net loss for the three months ended June 30, 2023 and 2022 was $6.9 million and $4.8 million, respectively, and our net loss for the six months ended June 30, 2023 and 2022 was $14.2 million and $3.8 million, respectively. As of June 30, 2023, we had an accumulated deficit of $62.1 million with cash and cash equivalents totaling $7.8 million.

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

The total revenue for government grants was approximately $86 thousand and $667 thousand for the three and six months ended June 30, 2023, respectively, and approximately $6.4 million and $18.2 million, for the three and six months ended June 30, 2022, respectively.

NIH-NIAID (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. This grant was subsequently amended to extend the date through August 2022. No grant income was recognized for this grant for the three and six months ended June 30, 2023, and approximately $3 thousand and $30 thousand of grant income was recognized for the three and six months ended June 30, 2022, respectively. This grant was completed in 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. No grant income was recognized for this grant for the three months ended June 30, 2023, and approximately $192 thousand of grant income was recognized for the six months ended June 30, 2023, and approximately $118 thousand and $131 thousand of grant income was recognized for the three and six months ended June 30, 2022, respectively. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the date through July 2023. Grant income recognized was approximately $37 thousand and $273 thousand for the three and six months ended June 30, 2023, respectively, and approximately $26 thousand and $49 thousand for the three and six months ended June 30, 2022, respectively. This grant was completed as of June 30, 2023.

DoD JPEO through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. Grant income recognized was approximately $44 thousand and $197 thousand for the three and six months ended June 30, 2023, respectively, and $6.2 million and $17.9 million for the three and six months ended June 30, 2022, respectively. This grant was terminated in 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, we received the JPEO Rapid Response Contract Termination. We engaged in negotiations with the DoD to compensate us for services provided prior to the JPEO Rapid Response Contract Termination and costs we would be expected to bear in future periods. A termination and settlement proposal was submitted the DoD on September 9, 2022; we submitted a final invoice on December 15, 2022; and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of the tasks provided in the agreement. At this time, other than certain deferred obligations (presented within deferred grant income within our consolidated unaudited balance sheet) potentially payable to the DoD solely due to subsequent negotiations with third-party vendors, we believes and have been advised there is a reasonable, good faith basis for the position that no present or future obligations exist. Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies for further information about our established revenue recognition process.

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

For the three and six months ended June 30, 2023 and 2022, we had contracts with multiple CRO to conduct and complete clinical studies. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP, acting as CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and 100% of the contract has been paid as of June 30, 2023. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and 100% of the contract has been paid as of June 30, 2023.

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

Research and development expenses by component for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Salaries & benefits	$1,653,081	$3,577,501
Laboratory supplies	177,736	1,859,280
Animal care	110,248	392,778
Contract manufacturing	—	354,530
Clinical trial expense	109,428	213,562
Outside laboratory services	205,168	704,578
Project consulting	62,526	118,395
Facility expense	1,328,621	1,323,200
Other expenses	15,322	40,603
Total research and development expenses	$3,662,130	$8,584,427

	Six Months Ended June 30,
	2023	2022
Salaries & benefits	$3,369,111	$6,924,434
Laboratory supplies	567,363	3,798,613
Animal care	692,316	1,073,559
Contract manufacturing	—	4,783,733
Clinical trial expense	157,036	270,880
Outside laboratory services	368,374	1,887,392
Project consulting	290,625	553,178
Facility expense	2,666,809	2,559,991
Other expenses	86,217	95,912
Total research and development expenses	$8,197,851	$21,947,692

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

Nonoperating (Expense) Income

Gain (loss) on change in fair value of warrant liabilities

Gain (loss) on change in fair value of warrant liabilities consists of the changes in the fair value of the warrant liabilities.

Interest income

Interest income consists of interest earned on cash balances in our bank accounts.

Interest expense

Interest expense consists primarily of interest related to borrowings under notes payable for equipment, abated rent, and insurance financing.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of domestic federal and state income taxes.

Results of Operations

The following tables set forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Revenue
Grant revenue	$85,518	$6,350,525
Total revenue	85,518	6,350,525
Operating expenses
Research and development	3,662,130	8,584,427
General and administrative	2,900,006	4,309,042
Total operating expenses	6,562,136	12,893,469
Loss from operations	(6,476,618)	(6,542,944)
Other income (expense)
Changes in fair value of warrant liabilities	(357,516)	1,730,080
Interest expense	(75,320)	(71,237)
Interest income	28,568	15,824
Total other income (expense)	(404,268)	1,674,667
Loss before income taxes	(6,880,886)	(4,868,277)
Income tax expense (benefit)	—	(92,281)
Net loss	$(6,880,886)	$(4,775,996)

The following tables set forth our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Revenue
Grant revenue	$666,619	$18,153,601
Total revenue	666,619	18,153,601
Operating expenses
Research and development	8,197,851	21,947,692
General and administrative	6,347,395	9,456,191
Total operating expenses	14,545,246	31,403,883
Loss from operations	(13,878,627)	(13,250,282)
Other income (expense)
Changes in fair value of warrant liabilities	(274,930)	9,579,652
Interest expense	(167,705)	(143,259)
Interest income	86,556	23,757
Total other income (expense)	(356,079)	9,460,150
Loss before income taxes	(14,234,706)	(3,790,132)
Income tax expense (benefit)	—	—
Net loss	$(14,234,706)	$(3,790,132)

Comparison of the three and six months ended June 30, 2023 and 2022

Revenue

	Three Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$85,518	$6,350,525	$(6,265,007)	(98.7)%
Total revenue	$85,518	$6,350,525

Revenue decreased by $6.3 million, or 98.7%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the three months ended June 30, 2023, are closeout activities and charges of  $25 thousand for supplies, $56 thousand for outside research manufacturing services, and $4 thousand for license fee income, as compared to $3.4 million for labor, $2.5 million for supplies, $0.3 million for outside research manufacturing services, $0.2 million for animal purchases, and $0.1 million for license fee income for the three months ended June 30, 2022.

	Six Months Ended June 30,
	2023	2022	Change	% Change
Revenue	$666,619	$18,153,601	$(17,486,982)	(96.3)%
Total revenue	$666,619	$18,153,601

Revenue decreased by $17.5 million, or 96.3%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the six months ended June 30, 2023, are closeout activities and charges of $151 thousand for labor,  $70 thousand for supplies, $442 thousand for outside research manufacturing services, and $4 thousand for license fee income, as compared to $6.6 million for labor, $6.3 million for supplies, $0.4 million for animal purchases, $4.9 million for outside manufacturing services, and $0.1 million for license fee income for the six months ended June 30, 2022.

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

Research and Development

	Three Months Ended June 30,
	2023	2022	Change	% Change
Research and development	$3,662,130	$8,584,427	$(4,922,297)	(57.3)%
Total research and development expenses	$3,662,130	$8,584,427

Research and development expenses decreased by $4,900,000, or 57.3%, for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to decreases in laboratory supplies (year-over-year decrease of $1.85 million, 53.8%), contract manufacturing costs (year-over-year decrease of $0.36 million, 100%), salaries and benefits (year-over-year decrease of $1.93 million, 53.8%), outside lab services due to the JPEO Rapid Response Contract Termination (year-over-year decrease of $0.5 million, 70.9%), project consulting (year-over-year decrease of $0.06 million, 47%) and overhead costs (year-over-year decrease of $0.26 million, 14.1%).

	Six Months Ended June 30,
	2023	2022	Change	% Change
Research and development	$8,197,851	$21,947,692	$(13,749,841)	(62.6)%
Total research and development expenses	$8,197,851	$21,947,692

Research and development expenses decreased by $13,700,000, or 62.6%, for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to decreases in laboratory supplies (year-over-year decrease of $3,400,000, 77.3%), contract manufacturing costs (year-over-year decrease of $4.8 million, 100%), salaries and benefits (year-over-year decrease of $3.55 million, 51.3%), outside lab services due to the JPEO Rapid Response Contract Termination (year-over-year decrease of $1.52 million, 80.5%), project consulting (year-over-year decrease of $0.31 million, 51.6%) and overhead costs (year-over-year decrease of $0.33 million, 9.5%).

The overall decrease in research and development expense was primarily due to targeted cost reduction measures pausing certain unfunded research activities for SAB-185, and prioritizing our earlier stage lead therapeutic candidates in Type 1 diabetes, respiratory, and gastrointestinal diseases. Future period research and development expenses will decrease relative to comparable prior periods as we no longer expect to incur costs of contract manufacturing, outside laboratory services, project consulting, and facilities costs related to the production of SAB-185.

General and Administrative

	Three Months Ended June 30,
	2023	2022	Change	% Change
General and administrative	$2,900,006	$4,309,042	$(1,409,036)	(32.7)%
Total general and administrative expenses	$2,900,006	$4,309,042

General and administrative expenses decreased by $1.4 million, or 32.7%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to insurance costs (year-over-year decrease of $0.46 million, 57.5%); salaries and benefits (year-over-year decrease of $0.93 million, 44.3%), project consulting (year-over-year decrease of $100,000, 37.0%), and other administrative support fees relating to IT, human resources, and legal (year-over-year increase of $0.04 million, 3.5%). The decrease was primarily due to discretionary cost reduction measures and increased efficiencies as we continue to mature as a publicly traded company.

	Six Months Ended June 30,
	2023	2022	Change	% Change
General and administrative	$6,347,395	$9,456,191	$(3,108,796)	(32.9)%
Total general and administrative expenses	$6,347,395	$9,456,191

General and administrative expenses decreased by $3.1 million, or 32.9%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to insurance costs (year-over-year decrease of $800,000, 53.3%), salaries and benefits (year-over-year decrease of $1,800,000, 42.9%), project consulting (year-over-year decrease of $0.45 million, 53.6%), and other administrative support fees relating to IT, human resources, and legal (year-over-year decrease of $0.11 million, 3.8%). The decrease was primarily due to discretionary cost reduction measures and increased efficiencies as we continue to mature as a publicly traded company.

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

Non-operating Income (Expense)

	Three Months Ended June 30,
	2023	2022	Change	% Change
Changes in fair value of warrant liabilities	$(357,516)	$1,730,080	$(2,087,596)	(120.7)%
Total non-operating expense	$(357,516)	$1,730,080

Total non-operating income (expense) decreased by $2.1 million, or 120.7%, in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 due to the change in fair value of warrant liabilities.

	Six Months Ended June 30,
	2023	2022	Change	% Change
Changes in fair value of warrant liabilities	$(274,930)	$9,579,652	$(9,854,582)	(102.9)%
Total non-operating expense	$(274,930)	$9,579,652

Total non-operating income (expense) decreased by $9.9 million, or 102.9%, in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to the change in fair value of warrant liabilities.

Interest Expense

	Three Months Ended June 30,
	2023	2022	Change	% Change
Interest expense	$75,320	$71,237	$4,083	5.7%
Total interest expense	$75,320	$71,237

Interest expense increased in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, driven by adding the 8% Unsecured Convertible Note.

	Six Months Ended June 30,
	2023	2022	Change	% Change
Interest expense	$167,705	$143,259	$24,446	17.1%
Total interest expense	$167,705	$143,259

Interest expense increased in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, driven by adding the 8% Unsecured Convertible Note.

Interest Income

	Three Months Ended June 30,
	2023	2022	Change	% Change
Interest income	$28,568	$15,824	$12,744	80.5%
Total interest income	$28,568	$15,824

Interest income increased by $13 thousand, or 80.5%, during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher interest rates.

	Six Months Ended June 30,
	2023	2022	Change	% Change
Interest income	$86,556	$23,757	$62,799	264.3%
Total interest income	$86,556	$23,757

Interest income increased by $63 thousand, or 264.3% during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to higher interest rates.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had $7.8 million and $15.1 million, respectively, of cash and cash equivalents.

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

Equity Financings and Option Exercises

As of June 30, 2023, we have raised approximately $90.2 million since our inception from the issuance and sale of convertible preferred shares, net of issuance costs associated with such financings, the Business Combination with BCYP, proceeds from the Private Placement, and exercises of employee stock options.

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

The total premiums, taxes and fees financed is approximately $1.2 million with an annual interest rate of 5.47%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, we unconditionally promise to pay Lender the amount Financed plus interest and other charges permitted under the Agreement. At June 30, 2023 and December 31, 2022, we recognized approximately $112 thousand and $773 thousand, respectively, as insurance financing note payable in its consolidated balance sheet. We will pay the insurance financing through installment payments with the last payment being on September 22, 2023.

Please refer to Note 9, Notes Payable, in our consolidated unaudited financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(6,504,873)	$(13,985,767)
Net cash used in investing activities	(43,984)	(1,893,766)
Net cash used in financing activities	(723,578)	(7,048,992)
Net decrease in cash and cash equivalents	$(7,272,435)	$(22,928,525)

Operating Activities

Net cash used by operating activities decreased by $7.5 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a decrease in non-cash working capital of $9.3 million offset by an increase in our net loss adjusted for non-cash items of $0.3 million. Year-over-year changes in cash used by operating activities is explained by shifts in the non-cash working capital balances as we continue to advance our lead programs after the JPEO Rapid Response Contract Termination.

Investing Activities

Net cash used by investing activities decreased by $1.8 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to a decrease in purchases of equipment. Capital asset purchases completed in 2022 relate substantially to leasehold improvements at the Corporate Headquarters and completion of the clinical manufacturing facility at the Sanford Research Center.

Financing Activities

Net cash used by financing activities decreased by $6.3 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, primarily due to the final settlement of the Forward Purchase Agreement whereby $5.5 million of restricted cash was utilized for a repurchase of 546,658 shares of our common stock in the six months ended June 30, 2022.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2023:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Over 5 years
Notes payable	$653,538	$111,894	$541,644	$—	$—
Operating lease liabilities (1)	660,975	430,775	230,200	—	—
Finance lease liabilities (1)	6,189,730	401,496	802,992	802,992	4,182,250
Total	$7,504,243	$944,165	$1,574,836	$802,992	$4,182,250

(1)	We are party to certain contractual arrangements for equipment, lab space, and an animal facility, which meet the definition of leases under FASB ASC Topic 842, Leases (“ASC 842”).

We enter into contracts in the normal course of business with third parties, including CROs. These payments are not included in the table above, as the amount and timing of such payments are not known.

As of June 30, 2023, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

The effective income tax rate for the second quarter of 2023 is 0.00%, compared with an effective tax rate of (0.20%) for the year ending December 31, 2023. The prior year tax rate reflects a tax provision on a pre-tax loss.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increase by approximately $2.9 million for the six months ended June 30, 2023. The Company has not recognized any reserves for uncertain tax positions.

Going Concern

A fundamental principle of the preparation of financial statements in accordance with GAAP is the assumption that we will continue in existence as a going concern, which contemplates continuity of operations and the realization of assets and settlement of liabilities occurring in the ordinary course of business.

As of June 30, 2023, we have experienced net losses, negative cash flows from operations and had an accumulated deficit of $62.1 million. We anticipate to continue to generate losses for the foreseeable future, and expects the losses to increase as we continue the development of, and seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support long-term plans, in particular, following the JPEO Rapid Response Contract Termination. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period following the date that these financial statements were issued.

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

The unaudited consolidated financial statements for June 30, 2023, have been prepared on the basis that we will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for us to continue as a going concern.

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

See Note 11, Stock Option Plan, to our consolidated financial statements for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and six months ended June 30, 2023 and 2022.

Stock-based compensation expense was $0.6 million and $0.6 million, respectively, for the three months ended June 30, 2023 and 2022, and $1.2 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023, we had $4.2 million of total unrecognized stock-based compensation cost related to non-vested options, which we expect to recognize in future operating results over a weighted-average period of 3.34 years. Total unrecognized compensation cost related to non-vested restricted stock awards as of June 30, 2023,was approximately $0.6 million and is expected to be recognized within future operating results over a weighted-average period of 3.34 years. As of  June 30, 2023, the Company had 75 thousand restricted stock units vested but not issued.

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

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the consolidated balance sheets as of June 30, 2023 and December 31, 2022. The initial fair value of the warrant liabilities were measured at fair value on the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the six months ended June 30, 2023 and 2022.

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

The measurement as of June 30, 2023 and December 31, 2022 for the Private Placement Warrant liability was approximately $20 thousand and $10 thousand, respectively, and the change in fair value of the Private Placement Warrant liability was approximately $2 thousand  and $12 thousand, respectively, the three and six months ended June 30, 2023.

The key inputs into the valuations as of the June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.43%	4.00%
Expected term remaining (years)	3.31	3.81
Implied volatility	90.0%	82.0%
Closing common stock price on the measurement date	$0.83	$0.59

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

We determined the Ladenburg Warrants, PIPE Warrants, and PIPE Placement Agent Warrants met all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, they are presented within additional paid-in capital within our consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

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

Upon initial measurement, the fair value of the PIPE Warrants and PIPE Placement Agent Warrants were determined to be $0.42 and $0.39, respectively, per warrant for aggregate values of approximately $3.1 million and $82 thousand, respectively. In the Private Placement, we recognized the PIPE Warrants and PIPE Placement Agent Warrants on a relative fair value basis with approximately $2.2 million and $58 thousand being allocated to each as a component of additional paid-in capital within our consolidated statements of changes in stockholders’ equity and consolidated balance sheets as of December 31, 2022.

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

Upon initial measurement, the fair value of each Ladenburg Warrant was determined to be $0.31, per warrant for a total value of approximately $93 thousand. The total fair value of the Ladenburg Warrants was recognized as a non-cash expense and allocated to additional paid-in capital within our consolidated statement of changes in stockholders’ equity and consolidated balance sheet.

See Note 12, Fair Value Measurements, to our consolidated financial statements for information concerning certain specific assumptions we used in applying the Black-Scholes Merton formula and MCS to determine the estimated fair value of the Private Placement Warrants outstanding as of June 30, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% and of our total revenue through grants from government organizations for the three and six months ended June 30, 2023 and 2022, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of June 30, 2023 and December 31, 2022, we had a cash and cash equivalents of $7.8 million and $15.0 million, respectively, all of which was maintained in bank accounts and money market funds in the U.S. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. Management has concluded that there is a material weakness in the design and operating effectiveness of the Company’s review controls surrounding technical accounting matters and significant and/or unusual transactions.

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

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We realized net loss in the fiscal year ended December 31, 2022 and the interim period through June 30, 2023, we may incur losses for the foreseeable future and may not be able to generate sufficient revenue to maintain profitability.

We are a clinical-stage biopharmaceutical company. We expect to experience variability in revenue and expenses which makes it difficult to evaluate our business and prospects. As such, we have incurred and anticipate that we will continue to incur significant operating losses in the foreseeable future. Our historical losses resulted principally from costs incurred in research and development, preclinical testing, clinical development of product candidates as well as costs incurred for research programs and from general and administrative costs associated with these operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials, and regulatory compliance activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for the next several years. We expect that our operating expenses will continue to increase significantly, including as we:

•	continue the research and development of our clinical - and preclinical-stage product candidates and discovery stage programs, including the clinical trials of SAB 176;
•	advance our preclinical-stage candidates into clinical development;
•	invest in our technology and platform;
•	seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in our in-license other technologies or product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	market and sell our solutions to existing and new partners;
•	hire additional clinical, quality control, medical, scientific and other technical personnel to support our operations;
•	maintain, expand, enforce, protect, and defend our intellectual property portfolio;
•	create additional infrastructure to support operations;
•	add operational, financial, and management information systems and personnel to support operations as a public company;
•	undertake any pre-commercialization activities to establish sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own or jointly with third parties; and
•	experience any delays or encounter issues with any of the above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
4.1	Form of Warrant	S-3	333-271543	4.2	May 1, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: August 21, 2023	By:	/s/ Eddie J. Sullivan
Eddie J. Sullivan
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell Beyer
Russell Beyer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)