Form 10-K
period 2023-12-31
SAB Biotherapeutics, Inc.
filed 2024-03-29
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39871

October 12

SAB BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3899721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2100 East 54th Street North Sioux Falls, South Dakota	57104
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (605) 679-6980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SABS	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	SABSW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was $30,702,787.

The number of shares of the registrant’s common stock outstanding as of March 18, 2024 was 9,225,494.

Auditor Firm Id:	274	Auditor Name:	EisnerAmper L.L.P.	Auditor Location:	Woodbridge, New Jersey

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

•
the success, cost and timing of our product development activities and clinical trials, including statements regarding our plans for clinical development of our product candidates, the initiation and completion of clinical trials and related preparatory work and the expected timing of the availability of results of clinical trials;
•
our ability to recruit and enroll suitable patients in our clinical trials;
•
the potential indications, attributes and benefits of our product candidates;
•
our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions, limitations or warnings in the label of an approved product candidate;
•
our ability to obtain funding for our operations, including funding necessary to complete further development, approval and, if approved, commercialization of our product candidates;
•
the period over which we anticipate our existing cash and cash equivalents will be sufficient to fund our operating expense and capital expenditure requirements;
•
the potential for our business development efforts to maximize the potential value of our portfolio;
•
our ability to identify, in-license or acquire additional product candidates;
•
our ability to compete with other companies currently marketing or engaged in the development of treatments for the indications that we are pursuing for our product candidates;
•
our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•
our ability to contract with and rely on third parties to assist in conducting our clinical trials and manufacturing our product candidates;
•
our manufacturing capabilities, third-party contractor capabilities and strategy;
•
our plans related to manufacturing, supply and other collaborative agreements;
•
the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in partnership with others;
•
the rate and degree of market acceptance of our product candidates, if approved;
•
the pricing and reimbursement of our product candidates, if approved;
•
regulatory developments in the United States and foreign countries;
•
the impact of laws, regulations, accounting standards, regulatory requirements, judicial decisions and guidance issued by authoritative bodies;
•
our ability to attract and retain key scientific, medical, commercial or management personnel;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our financial performance;
•
our ability to maintain our listing on The Nasdaq Capital Market; and
•
our ability to continue as a going concern.

PART I

Item 1. Business.

I. OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development of human polyclonal immunotherapeutic antibodies, or human immunoglobulins (hIgG), to address immune system disorders and infectious diseases. Our antibodies are both target-specific and polyclonal, meaning they are comprised of multiple hIgGs and can bind to multiple sites on specific immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders. Our lead candidate, SAB-142 is a human anti-thymocyte globulin (ATG) focused on preventing or delaying the progression of type 1 diabetes (T1D). We recently initiated a Phase 1 trial of SAB-142 to establish its safety and pharmacokinetic profiles in human subjects.

In addition to SAB-142, we also have clinical stage assets targeting infectious diseases that have significant mortality and morbidity in the general population and in high-risk patients. To date, we have conducted seven clinical trials, including Phase 1, Phase 2 and Phase 3, totaling more than 700 individuals dosed with our proprietary hIgGs. In May of 2023, we received Fast Track Designation and Breakthrough Therapy Designation from the Food and Drug Administration Center for Biologics Evaluation and Research (“CBER”) for our SAB-176 immunoglobulin targeting multiple strains of influenza based upon positive clinical data from a Phase 2a trial.

More broadly, we believe that our proprietary platform, referred to as DiversitAb,™ holds the potential to generate additional novel therapeutic candidates to expand our pipeline. DiversitAb utilizes the human immune response to generate the optimal repertoire of IgGs for drug targets of interest. We believe it is the only technology capable of producing disease-targeted, hIgG in large quantities without the need for human plasma donors. We have optimized genetic engineering in the development of transchromosomic cattle, or Tc Bovine, which produce hIgGs. Our engineering of the DiversitAb production system drives IgG1 production across our pipeline. As our lead program SAB-142 advances, we intend to expand our pipeline in complimentary indications through strategic utilization of our platform.

II. BUSINESS STRATEGY

In summary:

•
We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases with significant unmet medical needs, including immune and autoimmune disorders including T1D.
•
We are leveraging our proprietary production system to advance a robust pipeline of differentiated hIgG-based therapies for the treatment of immune system disorders and infectious diseases.
•
Our business strategy is focused on SAB-142 as a first-in-class, human, multi-target antibody treatment designed to provide superior efficacy and safety in delaying the onset or progression of T1D.
•
Our production system (DiversitAb TM) represents the first technology of its kind to produce large-scale human high-titer and high-avidity antibodies across multiple modalities.
•
We have a demonstrated regulatory pathway through each of the U.S. Food and Drug Administration (the “FDA”), CBER, UK Medicines and Healthcare products Regulatory Agency (“MHRA”), and Australian Therapeutic Goods Administration (“TGA”). These organizations understand our science and are familiar with the multivalent and multitarget properties of our single vial drug products. This further streamlines our ability to develop new and novel drug products rapidly and efficiently where single target monoclonal antibodies (mAbs) cannot replicate or duplicate our drug product attributes.
•
Our hIgGs have been safely demonstrated up through Phase 3 clinical trials with a patient safety database that includes over 700 patients who were safely administered our hIgG therapeutics.

III. RECENT MILESTONES

We have achieved multiple recent milestones, including:

•
Initiated a Phase 1 clinical trial of SAB-142 for safety and tolerability in autoimmune disorders including T1D.
•
Financing of up to $110 million in gross proceeds dedicated to clinically advance SAB-142 to 2026 and topline Phase 2 results.
•
Completed IND enabling in-vivo pilot and GLP toxicity safety and pharmacodynamic studies for SAB-142 for disease-modifying approach for autoimmune disorders including T1D.
•
Completed manufacturing and release testing of two lots of Phase 1 clinical drug product of SAB-142.
•
Initiated in-vivo GLP juvenile toxicity safety and pharmacodynamic studies to enable Phase 2b clinical trial advancement to adolescent patients for SAB 142.
•
Secured Fast Track Designation and Breakthrough Therapy Designation from FDA for SAB-176 for treatment and prophylaxis of influenza virus, providing an accelerated regulatory timeline for this asset as well as evidence of a clear regulatory strategy for all production system assets.
•
Established proof-of-concept for our DiversitAb™ production system and Chemistry, Manufacturing and Controls (CMC) for multiple disease indications.
•
Performed multiple clinical trials establishing the safety profile in >700 patients of hIgG produced in the DiversitAb™ production system and have demonstrated proof of clinical concept for our DiversitAb™ production system across three SAB-sponsored INDs and one CTA (filed in UK) that encompass seven clinical trials from Phase 1 to Phase 3 across treatment of three indications (MERS, Influenza, and COVID-19).

IV. KEY PRODUCT DIFFERENTIATORS

1. Multivalent product platform to address complex diseases

Our unique production system harnesses the natural advantages of polyclonal immunoglobulins to protect against evolving disease targets by activating our body’s immune system in a target-specific way. Our IgGs are engineered primarily to produce >90% of the IgG1 isotype with fully functional human antibody variable regions (or Fab domains) that specifically bind to target antigens, thus providing multivalent properties. This multi-epitope capability can address individual variability of epitopes associated with immunological diseases and neutralize highly mutating targets, thus preventing mutation escape in infectious diseases. There is a demonstrable and significant potential advantage of Tc Bovine-produced hIgGs characterized by their ability to bind to both foreign exogenous or human endogenous protein targets, ability to activate human effector cells, and do so in a way that does not cause serum sickness or anti-drug antibody formation.

Another key product differentiator of our platform is the ability to produce a multitarget product that addresses the complexity of disease in a single drug product vial. This is a particularly powerful multivalent combination when multiple antigen targets are combined with the muti-epitope targeting of a single antigen (described above), as the therapeutic advantage is expanded to address multiple disease modalities all within a single vial.

2. Rapid Product Development Capability with Proven Regulatory Pathway

Our polyclonal development approach leverages our production system to capture discovery and production efficiencies not available to mAb product development. Through the utilization of our Tc Bovine, we can simultaneously perform discovery and production functions of our polyclonal development, significantly improving the time of antibody discovery and production. This efficiency was demonstrated during the COVID-19 pandemic where SAB-185 product that is in compliance with Current Good Manufacturing Practice regulations enforced by the FDA (cGMP), was produced in 90 days from initial product concept. Our discovery process simply involves antigen design and production as the vaccinated Tc Bovine does the rest including antibody design, down selection, and scaled production all in one system.

Our regulatory pathway has also been established with the US FDA as well as MHRA in the United Kingdom and TGA in Australia. The FDA regulates polyclonal hIgGs and mAbs differently, as mAbs are regulated through the Center for Drug Evaluation and Research (“CDER”) while pAbs are regulated by CBER. CBER has approved over 36 IgG products from both human- and animal-derived plasma. Further, CBER is very familiar with our DiversitAb™ production system and pAb product. We have navigated three SAB drug products through seven clinical trials with one product having advanced to Phase 3.

V. PIPELINE PROGRAMS

1. SAB-142 HUMAN ANTI-THYMOCYTE GLOBULIN FOR TYPE 1 DIABETES

a. Summary of SAB 142 for T1D

SAB-142 is a first-in-class, human, multi-target anti-thymocyte globulin treatment designed to provide superior efficacy and safety in delaying the onset or progression of T1D.

The mechanism of action of SAB-142 has been clinically validated in numerous clinical trials with a rabbit anti-thymocyte globulin (rATG). Data from more than 700 human subjects treated with antibodies produced by our platform support expectation of a zero serum sickness rate and zero incidence of neutralizing anti-drug antibodies (ADA) within the upcoming SAB-142 trials. There is an established regulatory path for T1D indications using the SAB-142 modality. We initiated the Phase 1 clinical study with the first patient dosed November 2023. Finally, our next steps will be to file a clinical trial application (CTA) in the EU and an investigational new drug (IND) application in the United States to expand the clinical trials to global jurisdictions.

b. Type 1 Diabetes Background

T1D is a complex and life-threatening autoimmune disease in which the body mistakenly attacks the insulin-producing beta cells of the pancreas. Living with this disease requires daily, sometimes hourly, intensive insulin management with the potential for numerous complications. Despite improvements in glucose monitoring and insulin administrations, mortality amongst people with T1D remains up to 13 times higher compared to matched controls. From a drug development perspective, shifting away from chronic disease management and towards disease-modifying therapies has the potential to change and save millions of lives.

•
According to the T1D Index, a global data simulation tool launched by Juvenile Diabetes Research Foundation (“JDRF”) in 2022, the prevalence of T1D has increased at four times the rate of population growth in every country across the globe since 2000.
•
Nearly 1 in 300 children in the United States will be diagnosed with T1D during childhood, and one in every seven healthcare dollars can be attributable to the cost of managing diabetes over the lifetime.
•
An estimated 8.4 million people were living with T1D worldwide in 2021, and this number is predicted to increase to 17.4 million by 2040.

Based on birth cohorts from 1950 to 2040, 6.85 million lives will be lost by 2040 if people are unable to access interventions to diagnose and treat T1D. According to these estimates, T1D stands to become one of the world’s largest deadly chronic health conditions, similar in scale and impact to HIV.

c. Therapeutic Potential of the Polyclonal Modality in New-Onset Type 1 Diabetes

Maintenance of the level of connecting peptide, a short 31 amino acid polypeptide that connects insulin’s A chain to its B chain in the proinsulin molecule, commonly referred to as C-peptide, is a validated surrogate endpoint for endogenous insulin production, essential for the prevention of progression of T1D. Placebo controlled trials with low-dose rATG, defined as a single dose of 2.5 milligram per kilogram (mg/kg), have shown statistically significant maintenance of C-peptide levels and thus a delay in progression of recent onset T1D.

Based on the results of a Phase 2 clinical trial conducted at the University of Florida, a single dose of rATG showed sustained benefit in T1D over a two-year period by maintaining significantly higher C-peptide levels than a placebo control. However, more than 65% of treated patients in this study acquired serum sickness due to the infusion of a non-human antibody, with symptoms that included rash, malaise, fever, and joint swelling. The symptoms often required treatment with steroids that control serum sickness but impair diabetes management and reduces the capacity to re-dose rATG when C-peptide levels begin to drop as shown in Figure 2 below.

Figure 1: Rabbit ATG Study for Type 1 diabetes

d. Comparison Efficacy of SAB-142 to rATG

The journey for a polyclonal antibody began over 15 years ago when the first preclinical study demonstrating efficacy of rabbit anti-thymocyte globulin (rATG, Thymoglobulin™) in non-obese diabetic (NOD) mice was performed. Since then, groundbreaking clinical trials with rabbit ATG have been conducted in patients with a recent T1D onset diagnosis. Rabbit ATG, as shown in Figure 1 below, has shown potential therapeutic benefit in T1D as a multi-target polyclonal antibody known to bind multiple lymphocyte cell markers likely associated with this mechanism of action in the modulation of the immune system.

Figure 2: Multi-Target Binding of Thymoglobulin (rATG) IgG Polyclonal Immunoglobulin

All antibody products targeting human proteins have the potential for on-target or off-target adverse effects. Figure 3below summarizes an indicative safety assay, showing that compared to rATG, SAB-142 has a potentially better safety profile as much more of the SAB-142 antibody is required to have the same red blood cell binding activity as the FDA-approved rATG. We have also shown in the table to the right that SAB-142 has potentially higher potency relative to rATG as measured by complement-dependent cytotoxicity activity, using human complement.

Figure 3: SAB-142 has Potential for a Best-in-Class Safety Profile with Higher Potency Compared to FDA Approved rATG (Thymoglobulin)

To characterize the multi-target binding profile of SAB-142, we compared the target-specific binding profile of SAB-142 to rATG against CD markers associated with human lymphocytes. The data shows similar targeted binding activity between SAB-142 and rATG to the CD2 cell marker associated with human lymphocytes.

Figure 4 below illustrates SAB-142’s similar binding profile to T-cell subsets compared to rATG. This in-vitro flow cytometry data shows SAB-142 on the X-axis binding to the exact same human T-lymphocyte, T helper cells and cytotoxic T-cell populations as rATG on the Y-axis.

CD3+
CD4+
CD8+
Thymoglobulin
Anti-thymocyte Globulin (Rabbit)
0
100
0
0
SAB-142
CD3
CD4
CD8
T-Lymphocytes
Helper T-Cells
Cytotoxic T-Cells

Figure 4: SAB-142 Demonstrates Similar T-Cell Subset Binding Profile as rATG

We further demonstrated that SAB-142 has a similar mechanism of action associated with T-cell subsets compared to rATG shown in Figure 5 below. Similar to rATG, SAB-142 induced a significant reduction of live cytotoxic CD8+T-cells in a dose-dependent manner compared to the non-target-specific human IgG control. Furthermore, SAB-142 activated the conversion of naïve CD4+ cells to an activated state and most importantly, preserved T regulatory cells, again, similar to rATG. As the data shows, SAB-142 demonstrated a multi-target binding profile and mechanism of action similar to FDA-approved rATG with the potential of an improved safety profile and potency.

Figure 5: SAB-142 Demonstrates Similar T-Cell Subset Mechanism of Action as rATG

A review of safety parameters based on both short and long-term safety data (up to five years from three separate clinical trials conducted with low-dose rATG in Stage 3 T1D patients) highlights issues associated with dosing humans with rabbit-derived antibodies. Three studies were conducted with two doses of rATG: a single trial with a 6.5 mg/kg dose, and two studies using a low dose of 2.5 mg/kg. Each trial was adequately designed, randomized, double-blind, and placebo controlled. In all three trials, extensive safety assessments and a long-term safety follow-up showed no increase in infection versus placebo, no opportunistic infections or infections known to develop predominantly in immunosuppressed patients, and no difficulty in clearing infections. The 6.5 mg/kg trial investigated an immune response to either a recall or novel antigen as a representative of an immune response to vaccination or an infection. The findings demonstrated that the administration of a single dose of rATG did not result in decreased humoral response versus placebo. Finally, none of the three trials observed an increase in liquid cancers or solid malignancies. In summary, the overall long-term safety profile of a low-dose ATG is supportive of the vision to use SAB-142 as a lifelong disease-modifying treatment without a risk of immunosuppression associated with clinically significant effects such as infections, malignancies or suppressed humoral response.

e. Comparative MoA and Administration of rabbit ATG and SAB-142

Rabbit ATG shows therapeutic promise but offers problematic potential for adverse events that could inhibit long term disease modification and redosing; we believe those issues are resolved by SAB-142. SAB-142 represents an opportunity to offer a novel human alternative to rabbit- or equine-derived ATG IgGs with potential for safe and reliable re-dosing while avoiding the risk factors observed with currently available therapies.

While the mechanism of action of our compound closely resembles rATG, SAB-142 has clear advantages that are fundamental for safe and reliable re-dosing required to delay disease progression. It is well established that treatment with heterologous proteins such as rATG can result in serum sickness, which can trigger Grade 3 adverse events. Serum sickness is defined as a Type 3 hypersensitivity reaction. The heterologous nature of rATG also results in the production of neutralizing anti-drug antibodies (ADAs) in the majority of patients even after a single course of therapy. Neutralizing anti-drug antibodies, or NAbs, are a subset of ADAs that bind to the drug and inhibit its pharmacologic action or activity. Once pharmacological function is inhibited, beta cells are left unprotected from attacks by the cytotoxic CD8-positive T-cells or inflammatory mediators, and the disease continues to progress.

Data from preclinical studies and clinical trials suggest that commercially approved rATG has been shown to transiently restore immune-tolerance and reduce autoimmune attack on pancreatic beta cells in T1D patients. Following IV administration, both rATG and SAB-142 have been shown to target key circulating immune cell types involved in an autoimmune response in T1D. Both ATGs cause a dose-proportional transient reduction of CD4+ and CD8+ T-cells while sparing T regulatory (Treg) cells in addition to modulating other autoimmune pathways involved in T1D pathophysiology. These include macrophages and B cells. By reducing overreactive CD4+ and CD8+ T cells while preserving T reg cells, SAB-142 is expected to reduce autoimmune β-cell destruction and delay progression or onset of T1D in patients with Stage 3 or Stage 2 T1D respectively.

In addition to potentially preserving beta cell function in early T1D patients, SAB-142 offers the potential of re-dosing when examining clinically meaningful indicators such as C-peptide levels and glycosylated hemoglobin (HbA1c), without the potential risk of inducing major immune reactions of animal derived IgGs. A short-term safety signal observed in these clinical trials includes serum sickness (SS) and cytokine release syndrome (CRS). In all three trials with rATG, cytokine release syndrome (CRS) was observed. However, its incidence appears to be dose dependent.

f. Comparative Efficacy of teplizumab and SAB-142

Teplizumab, sold under the brand name Tzield, is a humanized anti-CD3 monoclonal antibody that is the first approved treatment indicated to delay the onset of 2 T1D. Teplizumab was approved by the FDA in November of 2022 and is the first approved disease-modifying drug for T1D.

To complete a comparative profile of the SAB-142, it is important to understand how it could be benchmarked against teplizumab, a humanized monoclonal antibody. Teplizumab exclusively binds to the CD3 receptor on T-cells, while the mode of action for SAB-142 is multifactorial, binding to multiple T cell receptors associated with various lymphocyte subsets. Teplizumab is currently approved in a single indication, Stage 2 T1D. With SAB-142, we are targeting both Stage 2 and Stage 3 T1D patients. (See Figures 6 and 8) It is anticipated that Sanofi may file a supplemental NDA with the US FDA for approval for use in patients with Stage 3 T1D.

Based on the published peer-reviewed analysis, teplizumab showed a 63% effect on C-peptide AUC after year two, whereas rATG showed 103% effect on C-peptide AUC at year two. Teplizumab also has immunogenicity liability. Of patients treated with teplizumab, 57% had ADAs, 46% of which were neutralizing ADAs. Due to the human nature of SAB-142, the probability of ADA or neutralizing ADA is very low, which is supported by the immunogenicity data from our clinical trials. Lastly, teplizumab is administered intravenously with a daily IV required over 12-14 days, while SAB-142 dosing is expected to be administered over one to two days.

g. Comparative MoA and Administration of teplizumab and SAB-142

Figure 6: SAB-142 Comparison with Teplizumab (Tzield)

h. Manufacturing of SAB-142

To produce SAB-142, we strategically focused on making a best-in-class, human, anti-thymocyte globulin. To accomplish this, we focused our development on improving both the potency and safety profile of SAB-142 benchmarked against FDA-approved rATG or Thymoglobulin™. Recapitulating the rATG mechanism of action was anticipated as the production process of SAB-142 is nearly identical to rATG, wherein the wild-type rabbits are vaccinated with human thymocytes which mount a rabbit polyclonal response. These antibodies are subsequently purified from the plasma (Figure 7). SAB uses a similar production process where we also vaccinate our Tc Bovine with human thymocytes. However, instead of producing animal polyclonal antibodies, our production system produces human anti-thymocyte globulin, which elicits a mechanism of action similar to that of rATG. According to our estimates, between 15-20 Tc bovine could produce tens of thousands of doses of SAB-142.

Figure 7: SAB-142 Production Similar to FDA Approved rATG

i. Indication and Clinical Strategy for SAB-142

Immunological processes resulting in the breakdown of self-tolerance and gradual destruction of pancreatic beta cells by the patient’s own immune system preceding the clinical onset of disease oftentimes starts very early in patients’ lives, sometimes as early as in utero. The average age of clinical onset of T1D is 13 years old. Stage 1 is the start of T1D, marked by individuals having two or more diabetes-related autoantibodies and still normal blood sugar concentrations. In Stage 2, individuals have dysglycemia but without symptoms. Stage 3 is the time of a full clinical diagnosis. Unfortunately, when an individual is first diagnosed with clinical stage T1D, 50- 90% of pancreatic insulin-producing beta cells are already destroyed. Hence, it is critical to start therapy that preserves the remaining fully functional beta cells as soon as possible as it may provide the highest benefit throughout the patient’s lifetime (see Figure 8).

Figure 8: SAB-142 has Strong Potential to Control or Prevent T1D Over the Entire Life Span

One of the early proposed studies in our clinical development program will be in those patients with Stage 3 T1D. The trial participants will be patients who are recently diagnosed with the disease. Following the trials in Stage 3, we would progress into clinical trials in Stage 2 patients. Stage 2 patients are those who do not yet have a full clinical onset of T1D and have even more functional beta cells that can be further preserved. In this patient population, we will aim to delay the onset of full clinical T1D along with evaluation of the re-dosing potentially aimed at fully preventing clinical onset of disease. The ultimate vision for SAB-142 is founded on the potential ability to safely re-dose by delivering a consistent and effective dose of this medication only once per year to fully halt progression of established clinical disease or delay its onset indefinitely.

j. Preclinical Studies for SAB-142

We have completed the GLP toxicology study that enables filing an IND submission.

Objectives:

•
Determine the potential toxicity of SAB-142 vs. an anti-thymocyte globulin (ATG) when given by single intravenous infusion to non-human primates.
•
Characterize mechanism of action, toxicokinetic and immunogenicity profile of SAB-142.

Results:

•
GLP toxicology study demonstrated SAB-142 is well tolerated at escalating doses tested.
•
Both SAB-142 and rATG induced transient dose-proportional change in lymphocytes with dose-dependent recovery to baseline. The dynamics of such depletion appears to be more prolonged with SAB-142 treatment in a dose-dependent manner.

This data demonstrates the power of our multi-target approach, which is currently only possible with our production system, where SAB-142 directly impacts each individual immune cell subset. These in vivo results suggest that SAB-142 may have pharmacokinetic and pharmacodynamic attributes relevant for disease-modifying effects in T1D while having the impactful product advantage of an improved safety profile. IND/CTA filings are anticipated by fourth quarter 2024.

CD4+ T Cells (CD45+/CD3+/CD4+)
Counts
Normalized to Baseline
200
150
100
50
0
-14
-1
2
8
13
21
28
Days
B Cells
(CD20+)
Counts
Normalized to Baseline
300
200
100
0
-14
-1
2
8
13
21
28
Days
Monocytes
(CD45+ CD14+)
Counts
Normalized to Baseline
800
600
400
200
0
-14
-1
2
8
13
21
28
Days
CD8+ T Cells (CD45+/CD3+/CD8+)
Counts
Normalized to Baseline
200
150
100
50
0
-14
-1
2
8
13
21
28
Days
142 1 mg/kg
142 5 mg/kg
142 10 mg/kg
rATG 5 mg/kg

Figure 9: SAB-142 GLP Toxicology Study Results Shows Impacts on Major Relevant T-cell Subsets in-vivo Enables IND Submission

Additionally, we have started a GLP juvenile toxicology study in non-human primates that will read out in the second half of 2024 to enable inclusion of adolescent T1D patients in the future Phase 2b study of SAB-142.

k. Clinical Trial Design and Timelines

Our Phase 1 trial is a randomized, double-blind, single ascending dose trial to assess safety, tolerability, pharmacokinetics, pharmacodynamics, and proof of biological activity (POBA) of SAB-142 for T1D indications (See Figure 10). We commenced dosing in healthy volunteers in November of 2023. The proposed dose range for SAB-142 is projected to be a single infusion over two days ranging between 0.03 and 2.5 mg/kg. We believe major outcomes from this Phase 1 trial will include validating SAB-142 potential for safety superiority based on an anticipated 0% serum sickness and 0% neutralizing anti-drug antibody. We also believe the study will validate the mechanism of action of SAB-142 in humans and establish proof of biological activity based on the change versus baseline in the most important cell lineages such as CD3, CD4, CD8-positive T-cells and Tregs vs. those of rATG in a cross-study comparison.

Figure 10: SAB-142 Phase 1 Clinical Plan

In addition to the currently approved and ongoing Phase 1, we plan to bring this program to IND and CTA filings with global regulatory authorities by the mid-2024. As there are unmet medical needs globally for disease-modifying treatments of T1D, we plan to work with global health authorities and file clinical trial applications and clinical trial notifications in other countries to have a global footprint and reach patients with T1D worldwide. We anticipate topline results by the end of 2024. Topline data will include the safety data to support re-dosing along with proof of biological activity. Topline data will further enable global Phase 2 clinical proof of concept and dose-range finding trials in adults and even more importantly, in adolescent T1D population, another critical milestone for 2024 as T1D onset most often occurs in pediatric and adolescent patient populations. Figure 11 shows a proposed timeline of our planned milestones in the next 24 months.

Catalysts
FPI Randomized
Phase 1 Top-Line
First Phase 2 Readout
Phase 2 Top-Line
2023
2024
2025
2026
Q2 Q3 Q4 Q1 Q2 Q3 Q4 Q1 Q2 Q3 Q4 Q1 Q2 Q3 Q4
Clinical
Phase 1
Phase 1 Study: Cohorts 1-4
Phase 1 Top Line Results
Phase 2
Phase 2 Study POC/DRF
Regulatory
CTA Approved/CTN Acknowledged
CMC
MFG to enable Phase 1
Development
MFG to enable Phase 2

FPI = First Patient In *POC = Proof of Concept* *DRF = Dose-Range Finding Study* *CTA = Clinical Trial Application* *CTN = Clinical Trial Notification*

Phase 1 / Phase 2 Major Outcomes:

- ✓ ***0% serum sickness***
- ✓ ***0% ADA/nADA (Anti-Drug Antibodies)***
- ✓ ***Superior efficacy vs TZIELD on C-peptide***
- ✓ ***Superior efficacy vs TZIELD on HbA1C***

Figure 11: SAB-142 Timeline and Key Milestones

2. SAB-176 HUMAN ANTI-INFLUENZA GLOBULIN FOR HIGH-RISK INFLUENZA

a. Summary of SAB-176

SAB-176 is a multivalent, broadly neutralizing -human polyclonal IgG therapeutic candidate in development for the treatment or prevention of severe influenza. This novel, specifically targeted high-potency immunotherapy leverages the human immune response and is designed to bind and neutralize both Type A and Type B influenza, including emerging and mutating strains. It may also be modified to address annual strain changes when needed. Nonclinical and clinical data suggests that SAB-176 offers broad protection against diverse influenza strains, even those that were not specifically targeted, potentially because of its strong cross-reactive potencies to conserved epitopes.

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

Intravenous, sub-cutaneous, and intra-muscular routes of administration are in development for this product.

b. Influenza Background

Despite numerous available vaccines and treatments, influenza remains a disease with high-unmet medical need, accounting for ~500,000 cases, ~30,000+ deaths, and $11.2 billion dollars per year in direct and indirect costs in the US alone. Only ~50% of high-risk patients vaccinate, and even when vaccines are used, CDC reports adjusted vaccine effectiveness (VE) ranged from only 10% to 60% from 2004 through 2022, with 60% reported only in a single season. Immunocompromised/immunosenescent patients show even lower levels of response to vaccines, with VE at ~24%. No approved treatment of influenza showed any efficacy in hospitalized patients and viral mutations result in reduced susceptibility or resistance to current treatments.

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

c. Competition and SAB-176 Value Proposition

Figure 12: Only SAB-176 Provides Potential for Influenza Biologic with Low Risk of Escape Mutants

SAB-176 represents a comprehensive approach to treatment and prophylaxis (PreP and PEP) of high-risk patients with influenza as a broadly neutralizing -human polyclonal immunoglobulin therapeutic with several anti-viral mechanisms. To summarize, a few key differentiation aspects of this asset include a multi-pronged approach by neutralizing the virus directly and by inducing Antibody Dependent Cellular Cytotoxicity (ADCC), coupled with a long half-life aimed at providing an extended protection against viral shedding and recrudescent infection, low risk of antiviral resistance/escape mutants, and potential to treat patients infected with anti-viral resistant strains. (See Figure 12).

d. Phase 2a Challenge Trial

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

Figure 13: Phase 2a Double-Blind, Placebo-Controlled Study

Secondary endpoints produced similar results, showing separation of SAB-176 vs placebo. One of the secondary endpoints of the challenge study was reduction of clinical flu signs and symptoms in the subjects receiving active treatment (n=8) compared to placebo controls (n=12) for those who had signs and symptoms. SAB-176 achieved statistical significance in meeting the secondary endpoint at Day 4 (p = 0.013, one sided) in symptomatic patients. In this study, SAB-176 also appeared to be safe and well tolerated. No SAB-176-related serious adverse events (SAEs) were observed, and most adverse events were mild to moderate.

e. Phase 1 Trial

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

Proprietary DiversitAb™ Production System Overview

Our proprietary DiversitAb™ production system gives us the unique ability to generate targeted, human IgGs without the need for human donors or plasma. These diverse and high-potency hIgGs can be targeted to human immunogens for immune disorders or cancer, viruses, bacteria, and toxins. The production system relies on advanced genetic engineering that functionally replaces bovine IgGs with human hIgGs (resulting in our Tc Bovine) produced from the full germ-line repertoire of human antibody heavy chain and kappa light chain genes on an engineered human artificial chromosome (HAC). The human antibody genes have been further engineered to efficiently produce a diverse repertoire of human immunoglobulin G (which is referred to as hIgG) in bovine B-cells in response to specifically targeted immunogens as a result of the hyperimmunization of the Tc Bovine. Bovine were selected because they are large animals that produce large amounts of plasma, and as ruminants, have high concentrations of circulating hIgGs with a robust response to immunogen challenge that produces high potency, high avidity hIgGs.

Through our DiversitAb™ production system, we have engineered a targeted human immunoglobulin production system that emulates the way that the human immune system synergistically targets the complexity of human disease. The discovery, development and production process represent a “plug-and-play” approach:

•
Develop Immunogen for Disease Target. An immunogen is developed for a specific target in much the same that human vaccines are developed. The production system is designed to address virtually any target including bacteria (whole killed), viruses, toxins, nucleic acids (i.e., RNA and DNA vaccines), whole cells, and human tissues.
•
Hyperimmunize Tc Bovine. Tc Bovine are genetically engineered to produce human IgGs. They are then hyperimmunized with the desired immunogen, driving the immune response beyond protective levels that have been shown in some cases to be 40-60 times more potent than hIgGs produced in convalescent patients.
•
Collect Plasma. The target specific human IgGs are collected from the Tc Bovine by plasma donations.
•
Isolate Human IgGs. Human IgGs are then isolated from the plasma through a well-established plasma fractionation process and Quality Control tested. These IgGs are then ready for use as a human immunotherapy treatment or prophylactic.

Our DiversitAb™ production system is replicable and scalable given Tc Bovine are genetic clones. Animals can be produced through cloning technology and plasma fractionation to meet market demand through a well-established and scalable GMP process. We believe that targeted human IgGs can be produced against the same immunogen or multiple immunogens, depending on the disease target and indication, in as many Tc Bovine as necessary to generate sufficient doses to fully supply the target market. Human IgG consistency of product is achieved by testing the potency of IgGs contained in each plasma collection and then combining plasma collections in a manufacturing pool that generates specified potencies within a specified antibody protein concentration.

We believe that the speed with which we can deploy our DiversitAb™ production system to develop countermeasures for emerging diseases and pandemics represents a significant advantage relative to other antibody manufacturers. We have successfully utilized our DiversitAb™ production system technology to generate early proof of concept and initial clinical lots that address specified immunotherapy targets in as little as 128 days, including completion of IND-enabling studies, in response to the COVID-19 pandemic.

VI. Manufacturing Strategy

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

In addition, we maintain supportive laboratory facilities and operations in Sioux Falls, South Dakota, for drug discovery, product and process development, and clinical manufacturing. We have fully GLP and cGMP compliant quality control testing facilities and we have further developed our own internal antigen (immunogen) discovery and production capabilities to accommodate the Tc Bovine immunizations that improve our overall plasma production speed and efficiency further enhancing our drug discovery and clinical manufacturing timeline.

Our Tc Bovine are housed at dedicated specialty facilities, accredited by the American Association for Accreditation of Laboratory Animal Care (the “AAALAC”) that cater to the production, health, safety, and welfare of the animals, and provide plasma production. We recently completed an expansion of our research and development laboratory facilities to accommodate our discovery programs, support for our pre-clinical pipeline programs, and process development research for our product candidates. The upstream process is easily scalable. Animals donate plasma three times per month (2.1% of bodyweight each time). To produce more product, more animals are added to the program and immunized to the target.

VII. COMPETITION

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

If any future product candidates identified through our current lead programs are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications. Our success will partially depend on our ability to obtain, maintain, enforce, and defend patents and other intellectual property rights with respect to our hIgGs that are proven to be safer or more effective or are less expensive than competing products. We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, better tolerated, more effective, more convenient to administer, less expensive, more resistant to viral escape, or receive a more favorable label than our product candidates.

VIII. INTELLECTUAL PROPERTY

We actively seek to protect the intellectual property and proprietary technology production system that we believe is important to our business, which includes seeking and maintaining patents covering our technology production system and products, and any other inventions that are commercially or strategically important to the development of our business. We also seek to protect the confidentiality of trade secrets that may be important to the development of our business. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. For more information, please see “Risk Factors – Risks Related to Our Intellectual Property”.

The portfolio of intellectual property and trade secrets that we have developed includes patents related to the activity of our human artificial chromosome and methods that we expect to generate human IgGs at commercial scale. The patent portfolio includes composition and method patents. Our goal is to continue expansion of the breadth of claims and length of claim protections. Our technologies may be difficult to replicate, creating potential barriers to entry, as our genetic engineering know-how and suite of proprietary production system IP and trade secrets have been developed and optimized over nearly two decades.

We expect our global patent protection to extend to 2041 and beyond with respect to producing commercial-scale hIgGs using our chromosome engineering that generates high concentrations of hIgGs in ungulates. However, we recognize that patents and other intellectual property rights in biotechnology are constantly evolving with many risks and uncertainties, which may affect those rights.

As of March 2024, our patent portfolio includes over 40 issued patents or pending applications. We have made strategic filings in jurisdictions including the United States, Australia, Canada, China, Europe, Japan, Korea, and Mexico.

These patent families cover:

•
Granted patents in the U.S., Europe, Japan, and other major markets relating to a human artificial chromosome vector comprising a gene encoding the human antibody heavy chain, a gene encoding the human antibody light chain, and a gene encoding IgM heavy chain constant region derived (at least in part) from a nonhuman animal (expiring in 2033.
•
Granted patents in the U.S., Europe, Japan, and other major markets relating to large-scale production of human IgGs by transgenic animals with high production of -human IgG of at least 1 g/L in sera (expiring in 2030 and in the U.S., 2031).
•
A granted U.S. patent and a pending U.S. application relating to methods for producing human IgGs against a pathogen comprising injecting a non-human animal with a viral pathogen-derived DNA vaccine in at least two locations of the animal (expiring in 2036).
•
Granted U.S. patent covering ungulate-derived human immunoglobulins that specifically bind coronavirus S protein, and methods of making and using the same in treating or preventing coronavirus disease (expiring in 2041).
•
Related to anti-thymocyte globulin (ATG) products, pending patent applications in the U.S., Europe, Japan, and other major markets covering ungulate-derived polyclonal immunoglobulin compositions comprising -human or substantially human immunoglobulins that specifically bind human thymocytes, T cells, B cells, and/or monocytes, and methods of making and using the same in treating or preventing organ transplant rejection or T1D (if issued, naturally expiring in 2041).
•
Pending U.S. provisional application covering ungulate-derived human immunoglobulins that specifically bind influenza antigen, and methods of making and using the same in treating or preventing influenza (if issued, naturally expiring in 2042).
•
Granted U.S. patent relating to methods of cloning a non-human mammal using transgenic ungulate embryos of one or more cells that have a human chromosome fragment and transgenic ungulate embryos of one or more cells that have a human chromosome fragment, and methods for making them (expiring in 2025). These patents are not material to the Company at this time, and we believe patents issued subsequently allow the Company to maintain its competitive position.
•
A granted U.S. patent relating to reprogramming a call to express a T-cell receptor reactive with an antigen of interest (expiring in 2025). This patent is not material to the Company at this time, and we believe patents issued subsequently allow the Company to maintain its competitive position.
•
Granted U.S. patents covering cloned transgenic ungulates (e.g., bovines) in which prion protein activity is reduced by one or more genetically engineered mutations (expiring in 2025). These patents are not material to the Company at this time, and we believe patents issued subsequently allow the Company to maintain its competitive position.

IX. U.S. PATENT SYSTEM

In most countries in which we file, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may potentially be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. PTO in examining and granting a patent considering delays on the part of the patentee or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In the United States, the patent term that covers an FDA-licensed biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product licensure, only one patent applicable to a licensed biologic may be extended and only those claims covering the licensed biologic, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers a licensed biologic. In the future, if and when our product candidates receive FDA approval or licensure, we expect to apply for patent term extensions on patents covering those products. We expect to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors – Risks Related to Our Intellectual Property”.

X. U.S. Patent Term Restoration

Depending upon the timing, duration, and specifics of FDA approval of product candidates, some of a sponsor’s U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during the product development and FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval or licensure date. The patent term restoration period generally is- once the patent issues- one-half the time between the effective date of an IND and the submission date of a biologics license application (“BLA”) less any time the sponsor did not act with due diligence during the period, plus the time between the submission date of a BLA and the approval of that application less any time the sponsor did not act with due diligence during the period. Only one patent applicable to an approved biological product is eligible for the extension, only those claims covering the licensed biologic, a method for using it or a method for manufacturing it may be extended and the application for the extension must be submitted prior to the expiration of the patent. Moreover, a given patent may only be extended once based on a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration.

x1. Government Regulation

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

1. Regulation of Transgenic Animals and New Animal Drugs

The U.S. Department of Agriculture (USDA) regulates the company’s Tc Bovine husbandry activities, including housing, healthcare, and general management of these specialized animals. This includes regulations and periodic facility inspections and reporting. We also are voluntarily accredited by the AAALAC. The AAALAC International accreditation program evaluates organizations that use animals in research, teaching or testing. Those that meet or exceed AAALAC standards are awarded accreditation. The accreditation process includes an extensive internal review conducted by the institution applying for accreditation.

The FDA considers, with limited exclusions, the altered genomic DNA in an animal to be a drug because such altered DNA is an article intended to affect the structure or function of the body of the animal, and, in some cases, intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in the animal. In the United States, new animal drugs are subject to regulation under the Federal Food, Drug, and Cosmetic (the “FDCA”), and under the FDCA, in general, a new animal drug is “deemed unsafe” and adulterated unless the FDA has approved a new animal drug application (NADA) for its intended use or unless the drug is only for investigational use and conforms to specified exemptions for such use under an investigational new animal drug (INAD) exemption. Further, early in the development process, FDA has allowed the submission of information to FDA’s Center for Veterinary Medicine (CVM), without the establishment of an INAD file, such as through creation of a veterinary master file (VMF), subject to certain conditions such as restrictions on introducing any food derived from such investigational animals into the food supply.

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

2. U.S. Biological Products Development Process

In the United States, biologic products are licensed by the FDA for marketing under the Public Health Service Act, (PHS Act), and regulated under the FDCA. Both the FDCA and the PHS Act and their corresponding regulations govern, among other things, the testing, manufacturing, safety, purity, potency, efficacy, labeling, packaging, record keeping, storage, distribution, marketing, sales, import, export, reporting, advertising, and other promotional practices involving biologic products. FDA authorization is required prior to clinical testing of biologic products. FDA licensure also must be obtained prior to marketing of biologic products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial financial resources and time.

3. Hybrid Process for a Biological Product Is Developed from Animals with Intentionally Altered Genomic DNA

The process required by the FDA before a biologic product may be marketed in the United States is generally well documented. In the case of a product that is developed from animals with intentionally altered genomic DNA as the donor material source, the process is more complex and involves both CVM, to oversee the intentionally altered genomic DNA in animals and the Office of Tissues and Advanced Therapies (“OTAT”) at CBER to oversee the immunoglobulin products.

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

4. U.S. Review and Approval Processes

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

Under the Prescription Drug User Fee Act (PDUFA), as amended, each BLA may be accompanied by a significant user fee. Under federal law, the submission of most applications for approval of drug and biologic products is subject to an application user fee. The sponsor of an approved application is also subject to an annual program fee. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.

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

Under the performance goals and policies implemented by the FDA under the PDUFA for original BLAs, the FDA targets ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. The FDA does not always meet its PDUFA goal dates, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

5. Post-Approval Requirements

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

Following approval, the manufacturing facilities are subject to periodic inspections by the FDA, and such inspections may result in an issuance of FDA Form 483 deficiency observations, an untitled letter, or a warning letter, which can lead to plant shutdown and other more serious penalties and fines. Prior to the institution of any manufacturing changes, a determination needs to be made whether FDA approval is required in advance. If not done in accordance with FDA expectations, the FDA may restrict supply and may take further enforcement action. Annual product reports are required to be submitted. Other post-approval requirements applicable to biological products include reporting of GMP deviations that may affect the identity, potency, purity and overall safety of a distributed product, record-keeping requirements, reporting of adverse events, reporting updated safety and efficacy information, and complying with electronic record and signature requirements.

Additionally, rigorous and extensive FDA regulation of new animal drugs continues after approval. Owners of approved NADAs continue to have ongoing responsibilities under the FDCA, including registration and listing, recordkeeping, filing supplements, and periodic reporting.

6. Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, priority review, accelerated approval and breakthrough therapy designation, which are intended to expedite or simplify the process for the development and FDA review of biological products that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new biological products to patients earlier than under standard FDA review procedures. To be eligible for a fast-track designation, the FDA must determine, based on the request of a sponsor, that a biological product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a fast track BLA before the application is complete, a process known as rolling review.

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

7. Emergency Use Authorizations

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

8. Orphan Drug Designation

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

9. Pediatric Trials

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

10. Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form and strength and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies and generally at least one clinical study, absent a waiver from the Secretary of the U.S. Department of Health and Human Services (“HHS”).

11. Additional Regulation

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

XII. Regulation Outside of the United States

In addition to regulations in the United States, we are, and will continue to be, subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions, and criminal prosecution.

XIII. Our Corporate History

SAB Sciences, Inc. (formerly SAB Biotherapeutics, Inc.) was incorporated in April 2014 as a Delaware corporation (“Legacy SAB”). We acquired all the intellectual property rights to Tc Bovine and the DiversitAb™ production system from Sanford Applied Biosciences, a wholly owned subsidiary of Sanford Health, to develop targeted human IgGs to specific targets and advance clinical development and commercialization. The technology was originally contemplated in 1998 by professors at the University of Massachusetts Amherst and Amherst College who recognized a significant gap in immunotherapy applications, namely, using the way our bodies fight disease through a human immunoglobulin response. The technology founders established a biotech company called “Hematech” to develop the technology. This founding company was purchased and became a wholly owned subsidiary of Kirin in Tokyo, Japan in 2005. In 2007, the pharmaceutical division of Kirin became Kirin Pharma and in 2008 merged with Kyowa Hakko Kogyo to become Kyowa Hakko Kirin (“KHK”). The technology was developed through 2012 by Hematech as a wholly owned subsidiary of KHK. On December 31, 2012, KHK divested the technology and transferred ownership of all property, assets, and intellectual property of Hematech to Sanford Health and the technology was further developed by Sanford Applied Biosciences until we acquired it in its entirety in June 2014.

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

In October 2021, we completed our business combination with Big Cypress Acquisition Corp. (“BCYP”), pursuant to which we debuted as a publicly traded company (the “Business Combination”). BCYP was incorporated as a special purpose acquisition company in the State of Delaware on November 12, 2020. On January 14, 2021, BCYP completed its initial public offering. On October 22, 2021, BCYP consummated the Business Combination with Legacy SAB, which changed its name from SAB Biotherapeutics, Inc. to Legacy SAB. In connection with the closing of the Business Combination, BCYP changed its name to SAB Biotherapeutics, Inc. and Legacy SAB became a wholly-owned subsidiary of SAB Biotherapeutics, Inc.

XIV. Corporate Information

Our principal executive offices are located at 2100 East 54th Street North, Sioux Falls, South Dakota 57104, and our telephone number is (605)-679-6980. Our corporate website address is www.sab.bio. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website. These reports are posted on our website as soon as reasonably practicable after they are electronically filed with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part thereof.

XV. Human Capital

As of December 31, 2023, we had 57 full-time employees, including 8 who hold advanced degrees. Of these employees, 35 were engaged in research and development activities, 7 were engaged in clinical activities and 14 were engaged in general and administrative activities. As of December 31, 2023, none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We emphasize several measures and objectives in managing its human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development, and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and/or employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. Before you make a decision to buy our securities, in addition to the risks and uncertainties discussed above under “Special Note Regarding Forward-Looking Statements,” you should carefully consider the risks and uncertainties described below together with all of the other information contained in this Form 10-K, including our financial statements and related notes included at the end of this Form 10-K and in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the events or developments described below were to occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•
The successful development of pharmaceutical products is highly uncertain.
•
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
•
If we encounter difficulties enrolling patients in clinical trials, clinical trials of our product candidates may be delayed or otherwise adversely affected.
•
Our business is highly dependent on the success of our product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.
•
We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.
•
The regulatory approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
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
•
Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following regulatory approval, if obtained.
•
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
•
Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated.
•
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
•
We intend to rely on third parties to produce commercial supplies of our product candidates.
•
If we fail to successfully operate our animal production facility, it may adversely affect our clinical trials and the commercial viability of our product candidates.
•
We have not entered into long term manufacturing and supply agreements with any producers.
•
Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, CROs, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.
•
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
•
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
•
We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2023. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations, and adversely affect the trading price of our common stock.
•
Our warrants are accounted for as liabilities and changes in value of the warrants could have a material effect on our financial results.
•
The market price of our securities may be volatile, which could cause the value of any investment in our securities to decline.
•
An investment in our common stock is extremely speculative and there can be no assurance of any return on any such investment.

•
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
•
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.
•
We have a significant number of (i) warrants which are currently exercisable for shares of our common stock or shares of preferred stock convertible into shares of our common stock, and (ii) shares of preferred stock convertible into shares of common stock, and the exercise or conversion thereof would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
•
We may be subject to securities litigation, which is expensive and could divert management attention.
•
Changes in legislation in U.S. and foreign taxation of international business activities or the adoption of other tax reform policies, as well as the application of such laws, could adversely impact our financial position and operating results.

Risks Related to Our Business and Operations

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We realized net losses in the fiscal year ended December 31, 2023 and 2022, we expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.

We are a clinical-stage biopharmaceutical company. We expect to experience variability in revenue and expenses which makes it difficult to evaluate our business and prospects. As such, we have incurred and anticipate that we will continue to incur significant operating losses in the foreseeable future. Our historical losses resulted principally from costs incurred in research and development, preclinical testing, clinical development of product candidates as well as costs incurred for research programs and from general and administrative costs associated with these operations. In the future, we intend to continue to conduct research and development, preclinical testing, clinical trials and regulatory compliance activities that, together with anticipated general and administrative expenses, will result in incurring further significant losses for the next several years. We expect that our operating expenses will continue to increase significantly, including as we:

•
continue the research and development of our clinical- and preclinical-stage product candidates and discovery stage programs, including the clinical trials of SAB-142;
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

Our expenses could increase beyond expectations for a variety of reasons, including due to our growth strategy and the increase in the scope and complexity of our operations. In executing our strategy and plans to invest in enhancing and scaling our business, we will need to generate significant additional revenue to achieve and maintain future profitability. We may not be able to generate sufficient revenue to achieve profitability and our recent and historical growth should not be considered indicative of future performance.

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

We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of our immunotherapy platform and clinical development of our current lead programs. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of therapeutic biological product candidates. We will need to raise sufficient funds for, and successfully complete, our preclinical development programs and future clinical trials of product candidates for our lead programs.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities, which regulations differ from country to country. Our product candidates are in various stages of development and are subject to the risks of failure typical of drug development. The development and approval process is expensive and can take many years to complete, and its outcome is inherently uncertain. We have not submitted an application for, or received, marketing approval for any of our product candidates. We have limited experience in conducting and managing the later-stage clinical trials necessary to obtain regulatory approvals, including approval by the FDA. To receive regulatory approval, we must, among other things, demonstrate with substantial evidence from clinical trials that the product candidate is safe and effective for each indication for which approval is sought, and failure can occur in any stage of development. Satisfaction of the approval requirements typically takes several years, and the time needed to satisfy them may vary substantially, based on the type, complexity and novelty of the pharmaceutical product. We cannot predict if or when we might receive regulatory approvals for any of our product candidates currently under development.

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

The time required to obtain approval for a NADA by the FDA and comparable foreign regulatory authorities is unpredictable. Approval policies, regulations, or the type and amount of data necessary to gain approval is dependent on the specific product candidate and may change during the course of the product candidate’s preclinical and clinical development. Furthermore, we have not obtained regulatory approval for an animal drug, and it is possible that none of our existing animal drug candidates, or any future animal drug candidates, will ever obtain regulatory approval. The reasons our animal drug candidates could fail to receive regulatory approvals are generally the same as the reasons that human drug product candidates may fail to obtain approval. Our failure to obtain a regulatory approval for our animal drug candidates could significantly harm our business, the results of our operations and our prospects. Requests for additional information from a regulatory authority could delay or prevent approval or result in our decision to abandon the development program entirely.

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
•
travel restrictions and other potential limitations by federal, state, or local governments affecting the workforce or affecting clinical research site policies implemented in response to public health emergencies that may arise in the future;
•
delays in or temporary suspension of the enrollment of patients in our anticipated clinical trials due to the public health emergencies that may arise in the future;
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

We have not completed the development of any product candidates. Our future success and ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. All of our product candidates, including our lead product candidate SAB-142, are in early stages of development and require substantial additional investment for clinical development, regulatory review and approval in one or more jurisdictions. If any of our product candidates encounters safety or efficacy problems, development delays or regulatory issues or other problems, our development plans and business would be materially harmed.

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

We conduct certain research and development operations through our Australian wholly-owned subsidiary. If we lose our ability to operate in Australia, or if our subsidiary is unable to receive the research and development tax credit allowed by Australian regulations, our business and results of operations could suffer.

Our wholly-owned Australian subsidiary, SAB Australia, was formed to conduct various preclinical and clinical activities for SAB-142 and other future drug candidates in Australia. Due to the geographical distance and lack of employees currently in Australia, as well as our lack of experience operating in Australia, we may not be able to efficiently or successfully monitor, develop and commercialize our lead products in Australia, including conducting clinical trials. Furthermore, we have no assurance that the results of any clinical trials that we conduct for our product candidates in Australia will be accepted by the FDA or applicable foreign authorities.

In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 39.5% of qualified expenditures. Although we have previously claimed a refundable research and development tax credit there is a possibility that we may not be able to claim such credit, or we might qualify for a lesser credit. If we lose our ability to operate SAB Australia, or if in the future we are ineligible or unable to receive the research and development tax credit or are required to refund any research and development tax credit previously received or have to reserve for such credit in our financial statements, or if the Australian government significantly reduces or eliminates the tax credit, our business and results of operation may be adversely affected.

The regulatory approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

Any product candidate we develop, and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction and it is possible that none of the product candidates we are developing or may seek to develop in the future will ever obtain regulatory approval.

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
•
the efforts of our collaborators with respect to the commercialization of our product candidates; and
•
the securing of costs related to, and timing issues associated with, product manufacturing as well as sales and marketing activities.

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

We currently have no marketing, sales or distribution capabilities. We intend to establish a sales and marketing organization, either on our own or in collaboration with third parties, with technical expertise and supporting distribution capabilities to commercialize SAB-142, and our other product candidates that may receive regulatory approval in key territories. These efforts will require substantial additional resources, some or all of which may be incurred in advance of any approval of the product candidate. Any failure or delay in the development of our or third parties’ internal sales, marketing and distribution capabilities would adversely impact the commercialization of SAB-142, and our other product candidates and other future product candidates.

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
•
the federal Physician Payments Sunshine Act, which requires manufacturers of certain drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to “payments or other transfers of value” made to physicians, which is defined to include doctors, dentists, optometrists, podiatrists and chiropractors, and certain teaching hospitals and applicable manufacturers to report annually to CMS ownership and investment interests held by the physicians and their immediate family members. Certain manufacturers also are required to report such information regarding payments and transfers of value provided during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified nurse anesthetists and certified nurse-midwives; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies, rebates and price negotiation for pharmaceutical products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product and medical device pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and medical devices to purchase, and which suppliers will be included in their prescription drug and other healthcare programs.

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

Even if we obtain regulatory approval for a product candidates, our products will remain subject to regulatory scrutiny.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22,

2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Since that time, there have been several threatened “shutdowns” of the U.S. federal government. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We must attract and retain highly skilled personnel and strategic partners, and we may be unable to effectively manage our growth with our limited resources.

We have limited human resources and our future success depends and will depend in part on our ability to attract, train, retain and motivate highly skilled executive level management, research and development, and sales personnel and to establish and maintain effective strategic alliances with key companies in our industry. Competition is intense for many of these types of personnel from other companies, consulting firms and more established organizations, many of which have significantly larger operations and greater financial, marketing, human, and other resources. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all. If we are not successful in attracting and retaining these personnel, our business, prospects, financial condition and results of operations may be materially adversely affected.

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

We depend on our senior management and senior scientific staff, and their loss or unavailability could put us at a competitive disadvantage.

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

Our product candidates are based on materials produced by genetically engineered bovines. We maintain a herd of approximately 80 genetically engineered production animals at a single location in South Dakota and a larger herd of recipient animals at other locations. Our ability to produce product candidates is dependent on the continued health and productivity of these animals. The supply of our product candidates can be adversely impacted by outbreaks of livestock diseases, which can have a significant adverse impact on our financial condition. Our animals produced by the recipient herd do not typically become productive until 18 months from the start of gestation. If all or a material number of the productive herd were to become diseased, injured or die as a result of bacterial, fungal or viral infections, such as foot and mouth disease, or natural disaster or other occurrences of any kind, it would have a material adverse effect on our ability to produce product candidates and on our business, financial condition and results of operations.

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

See Item 1C. “Cybersecurity”, of this Annual Report on Form 10-K for more information.

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

We are engaged in highly competitive industries. We compete with many public and private companies, including pharmaceutical companies, chemical companies, specialized biotechnology companies and academic institutions. Many of our competitors have substantially greater financial, scientific and technical resources, and manufacturing and marketing experience and capabilities than us. In addition, many of our competitors have significantly greater experience conducting preclinical studies and clinical trials of new pharmaceutical products, and in obtaining regulatory approvals for pharmaceutical products. Our competitors and competitors of our collaborators may develop and commercialize such products more rapidly than we and our collaborators do. Competition may increase further as a result of potential advances from the study of pharmaceutical products, and greater availability of capital for investment in this field. There can be no assurance that our competitors will not succeed in developing technologies and products that are more effective than any being developed by us or that would render our technology and products obsolete or noncompetitive. There can be no assurance that these and other efforts by potential competitors will not be successful, or that other methods will not be developed to compete with our technology. There are specific products and technologies that compete with our current product pipeline and that may outperform or be more competitive than our products. For example, there are multiple products that may be competitive with SAB-142 for T1D such as animal-derived polyclonal biologics ThymoglobulinTM (Sanofi), and AtgamTM (Pfizer), and monoclonal antibodies such as TzieldTM (Sanofi). Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective, safer or less costly than any product candidate that we may develop. Our existing competitors and new market entrants may respond more quickly to or integrate new or emerging technologies such as artificial intelligence and machine learning, undertake more extensive marketing campaigns, have greater access to clinical information to support ongoing product position in the market, have greater financial, marketing and other resources or be more successful in attracting potential customers, employees and strategic partners.

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

Filing, prosecuting and defending patents on product candidates in all countries throughout the world is expensive. While many of our licensed patents, including the patents covering our lead product candidates, have been issued in major markets and other countries, our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States where we have issued patents, or from selling or importing products made using our inventions in other jurisdictions. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we do not have patent protection or where we have patent protection but where enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent such competition.

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

We also expect that being a public company and these new rules and regulations will make it increasingly expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors (the “Board”), particularly to serve on our Audit Committee of the Board (the “Audit Committee”) and compensation committee of the Board (the “Compensation Committee”), and qualified executive officers.

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

For so long as we remain an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, being required to provide fewer years of audited financial statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may lose our emerging growth company status and become subject to the U.S. Securities and Exchange Commission’s (the “SEC”) internal control over financial reporting management and auditor attestation requirements. If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we could be subject to regulatory scrutiny and a loss of confidence by stockholders, which could harm our business and adversely affect the market price of our common stock. We will cease to be an “emerging growth company” upon the earliest to occur of: (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a large accelerated filer, with at least $700 million of equity securities held by non-affiliates; (iii) the date on which we have, in any three-year period, issued more than $1.0 billion in non-convertible debt securities; and (iv) December 31, 2026 (the last day of the fiscal year following the fifth anniversary of becoming a public company).

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our Form 10-K.

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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of December 31, 2023. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations, and adversely affect the trading price of our common stock.

Under the supervision and with participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, and we have concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to the existence of material weaknesses in such controls. We have also concluded that our disclosure controls and procedures were not effective as of December 31, 2023, all as described in Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K. Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weaknesses. Continuing costs to remedy these material weaknesses and to address inquiries from regulators may be significant and may require significant attention from our management and other personnel, and we cannot assure you that we will be able to remedy the material weaknesses.

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

In October 2021, the Company consummated the business combination contemplated by the agreement and plan of merger, dated as of June 21, 2021, as amended on August 12, 2021, made by and among Big Cypress Acquisition Corp., a Delaware corporation (“BCYP”), Big Cypress Merger Sub Inc., a Delaware corporation (“Merger Sub”), the Company, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the SAB Stockholders (the “Business Combination”). Prior to the Business Combination, on April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement focused on certain accounting and reporting considerations related to warrants of a kind similar to warrants that we issued prior to the

Business Combination at the time of our initial public offering and the exercises by the underwriters of their over-allotment options in January 2021. In response to the SEC Staff Statement, we determined to classify the warrants as derivative liabilities measured at fair value, with the initial valuation occurring on October 22, 2021, the “Closing Date” of the Business Combination, with changes in fair value each period reported in earnings.

On September 29, 2023, the Company entered into a securities purchase agreement with certain accredited investors (the “September 2023 Purchase Agreement”), pursuant to which the Company agreed to issue and sell shares of preferred stock and warrants, in a private placement. See Note 12, Warrants for further information about the private placement offering.

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

•
the right of our Board to issue shares of preferred stock and to fix the terms of such shares;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
•
the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•
requirement that a meeting of stockholders may only be called by members of our Board and the ability of our stockholders to call a special meeting is specifically denied, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors. These provisions, alone or together, could delay hostile takeovers and changes in control or changes in our Board and management.

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

Nasdaq previously notified the Company that, due to the average closing price of our common stock, it was below the trading price criteria of the exchange. In order to regain compliance, we effected a reverse stock split of our common stock at a ratio of 1-for-10, in January 2024 (the “Reverse Stock Split”). We are no longer considered below the minimum share price continued listing criterion. The Reverse Stock Split may adversely affect the liquidity of the shares of our common stock given the reduced number of shares outstanding following the reverse split, especially if the reverse split-adjusted market price of our common stock does not generate greater investor interest. Furthermore, there can be no assurance that such reverse split will continue to be sufficient to satisfy the minimum share price requirement.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, investors may not receive any return on their investment unless they sell their common stock for a price greater than the price paid.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board may deem relevant. As a result, investors may not receive any return on an investment in our common stock unless they sell the common stock for a price greater than the price paid.

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

On January 26, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as our sales agent. As of the date hereof, we have not offered or sold any shares of common stock pursuant to the Sales Agreement.

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

We have a significant number of (i) warrants which are currently exercisable for shares of our common stock or shares of preferred stock convertible into shares of our common stock, and (ii) shares of preferred stock convertible into shares of common stock, and the exercise or conversion thereof would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

On January 15, 2022, outstanding warrants to purchase an aggregate of 5,958,600 shares of our common stock (595,860 shares following the Reverse Stock Split) became exercisable, in accordance with the terms of the warrant agreement governing those securities. The exercise price of these warrants is $115.00 per share following the Reverse Stock Split. To the extent such warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of shares of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of our common stock.

On November 28, 2023, we registered up to 344,626,967 shares of our common stock (34,462,696 shares following the Reverse Stock Split), in connection with a private placement of securities consummated in October 2023. The shares of common stock offered for resale by these selling stockholders represented approximately 658.7% of our total common stock outstanding as of October 30, 2023, and represents approximately 373.6% of our total common stock outstanding as of March 15, 2024 (reflecting subsequent conversions of preferred stock and the Reverse Stock Split). Although each stockholder for whom the shares of common stock registered for resale is not permitted to convert their Preferred Stock into shares of common stock to the extent that after giving effect to such conversion, such holder would (together with such holder’s affiliates and related parties) beneficially own in excess of 4.99% (or 9.99% at the election of the holder) of the shares of common stock outstanding immediately after giving effect to such conversion, the market price of our common stock could decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them.

Risks Related to Capital Markets

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

Risks Related to Tax

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

We have implemented tools, processes, and strategies to promote a company-wide culture of cybersecurity risk management. This ensures that cybersecurity considerations are integrated into our decision-making processes to monitor and manage risk. Our IT Department works closely with our leadership and key operating personnel to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Due to the complexity and evolving nature of cybersecurity threats, we engaged with a cybersecurity assessment firm as an external expert, to evaluate and test our risk management systems. This partnership enables us to leverage specialized knowledge and insights, of dedicated cybersecurity firms. Our collaborations with this third-party include regular system audits, threat assessments, 24-hour monitoring, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct security assessments of all third-party providers before engagement to ensure compliance with industry cybersecurity standards and frameworks. This includes assessments performed by our Senior Director of IT, who oversees the Company’s cybersecurity function.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. Although we have not experienced cybersecurity incidents, a significant cybersecurity incidence could reasonably have a material adverse effect as against us, such as malware or ransomware attacks or DoS attacks, which could lead to business disruptions, unplanned downtimes or outages, particularly in critical systems or services, may impact our ability to operate efficiently, affecting business continuity.

Governance

We have implemented standard operating procedures to define the channels by which cybersecurity threats are communicated to the Board. This ensures that Board has oversight and effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, and finance, which we believe equips them to oversee cybersecurity and other risks effectively.

Management’s Role Managing Risk

The Senior Director of IT plays a pivotal role in informing the Audit Committee on cybersecurity risks. This role provides briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•
Current cybersecurity landscape and emerging threats;
•
Status of ongoing cybersecurity initiatives and strategies;
•
Incident reports and learnings from any cybersecurity events; and
•
Compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Senior Director of IT and department staff. Our IT team oversees our governance programs, tests our compliance with standards, remediates known risks, stays informed of significant developments in the cybersecurity domain, and leads our employee training program.

Monitor Cybersecurity Incidents

The Senior Director of IT is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This ongoing knowledge acquisition is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. Under his direction, the IT department implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the IT department is equipped with a well-defined written procedure. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

The Senior Director of IT consistently communicates with the Audit Committee regarding critical cybersecurity risks and incidents, ensuring that the organization's highest governance bodies remain well-informed about our cybersecurity status and potential vulnerabilities. Moreover, matters of significant cybersecurity importance, along with strategic risk management decisions, are promptly escalated to the Board of Directors. This process ensures that the Board maintains thorough oversight and is equipped to offer informed guidance on critical cybersecurity issues.

Item 2. Properties.

Research Center

As of December 31, 2023, our facilities include current Good Manufacturing Practice (cGMP) operations where drug products are manufactured in the clinical manufacturing facility located within the 60,000 square foot laboratory bay at the Sanford Research Center (the “Research Center”) in Sioux Falls, South Dakota encompassing a 17,300 square foot manufacturing area that includes the clinical manufacturing facility, -20°C plasma storage, and a controlled warehouse.

The Research Center lease is currently set to expire in August 2024.

TC Cattle Facility

Transchromosomic (Tc) cattle used for hyperimmunization, and plasma collection are housed at our animal facilities which we refer to as the “Pharm”. The Pharm is a biosecure site dedicated to housing and rearing these animals. The physical surroundings are maintained in accordance with various governmental regulations. This site also includes surgical suite and plasma collection areas. Facilities are appropriate for cattle housing and give adequate protection from inclement weather conditions. Double barrier fencing (perimeter fencing and locked exterior gating) is designed to prevent Tc cattle from escaping or other unwanted animals from entering. Production animal pens consist of concrete feeding floors, water fountains and outdoor dirt lots. A biosecurity program is critical to the production of human pharmaceuticals from animals. The production herd is considered “closed” from a biosecurity perspective and inputs (feed, nutritional additives, medications, etc.) and outputs to the system are carefully monitored according to the appropriate regulations. A pest control program is instituted to control vermin. The biosecurity program is managed using a combination of procedural controls, facility design features (such as barriers, fencing and housing), controlled access and employee training into or out of the site. Tc Bovine plasma is collected from the animals in designated areas at the Pharm. The areas are cleaned and maintained per the rules and regulations of the FDA. The Fenwal Auto-C plasmapheresis machine (human device) is used to collect plasma. Plasma is collected aseptically under standard sanitary conditions using a closed system and sterile bags to avoid microbial contamination. Following plasmapheresis, the plasma bioprocessing bags are labeled and shipped to the Company’s manufacturing facility or to contract manufacturers.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and warrants are listed on Nasdaq under the symbols “SABS” and “SABSW”, respectively. On March 18, 2024, the closing price of our common stock was $5.40 per share and the closing price of our warrants was $0.0301 per warrant.

Holders of Our Common Stock

As of March 18, 2024, we had 260 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2023 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We are a clinical-stage, biopharmaceutical company focused on the development of powerful and proprietary immunotherapeutic polyclonal human antibodies to treat and prevent infectious diseases and immune and autoimmune disorders, including infectious diseases resulting from outbreaks and pandemics as well as immunology, gastroenterology, and respiratory diseases that have significant mortality and health impacts on immunocompromised patients. We have applied advanced genetic engineering and antibody science to develop transchromosomic (Tc) Bovine™. Our novel immunotherapy platform that is developing fully-human hIgC for delaying the onset or progression of T1D.

We are advancing clinical programs in two indications, and preclinical development in three indications. In addition, we are executing on two research collaborations with global pharmaceutical companies, including CSL Behring and an undisclosed collaboration.

We formed SAB Australia, in order to qualify for the Australian government’s research and development tax credit for research and development dollars spend in Australia. The primary purpose of SAB Australia is to conduct clinical trials for SAB-142. We started phase 1 trials in the fourth quarter of 2023.

We generated total revenue of $2.2 million and $23.9 million for the years ended December 31, 2023 and 2022, respectively (90.6% decline). Our revenue to date has been primarily derived from government grants.

We plan to focus a substantial portion of our resources on continued research and development efforts towards deepening our technology and expertise with our platform and as well as indications in infectious disease and autoimmune indications. As a result, we expect to continue to make significant investments in these areas for the foreseeable future. We incurred research and development expenses of $16.5 million and $36.4 million for the years ended December 31, 2023 and 2022, respectively, and general and administrative expenses of $23.8 million and $16.4 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur significant expenses, and we expect such expenses to increase substantially in connection with our ongoing activities, including as we:

•
invest in research and development activities to optimize and expand our immunotherapy platform;
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
•
operate as a public company.

To date, we have primarily financed our operations from government agreements and the issuance and sale of common stock and preferred stock.

Our net loss for the year ended December 31, 2023, was $42.2 million and our net loss for the year ended December 31, 2022 was $18.7 million. As of December 31, 2023, we had an accumulated deficit of $90.1 million, and cash and cash equivalents totaling $56.6 million.

Recent Developments

Effective January 5, 2024, we filed articles of amendment to our articles of incorporation to affect a one-for-ten reverse split of our issued and outstanding shares of Common Stock. All references to common stock, warrants and options to purchase common stock, including per share data and related information contained in the accompanying Consolidated Financial Statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

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

For the years ended December 31, 2023 and 2022, we received the following grants:

Government grants

The total revenue for government grants was approximately $2.2 million and $23.9 million, respectively, for the years ended December 31, 2023 and 2022.

National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. This grant was subsequently amended to extend the end date to August 2022. No grant income was recognized for the year ended December 31, 2023. For the year ended December 31, 2022 there was approximately $182 thousand in grant income recognized from this grant. This grant was completed in 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. For the years ended December 31, 2023 and 2022, approximately $192 thousand and $328 thousand, respectively, in grant income was recognized from this grant. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the end date to July 2023. For the years ended December 31, 2023 and 2022, there was approximately $273 thousand and $1.1 million, respectively, in grant income recognized from this grant. This grant was completed as of June 30, 2023.

Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. For the years ended December 31, 2023 and 2022, there was approximately $1.8 million and $22.2 million, respectively, in grant income recognized from this grant. This grant was terminated in 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, we received notice from the DoD terminating the JPEO Rapid Response contract (the “JPEO Rapid Response Contract Termination”). We engaged in negotiations with the DoD to compensate us for services provided prior to the JPEO Rapid Response Contract Termination and costs we would be expected to bear in future periods. A termination and settlement proposal was submitted to the DoD on September 9, 2022; we submitted a final invoice on December 15, 2022;

and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of tasks provided in the agreement. At this time, other than certain deferred obligations (presented within deferred grant income within our consolidated balance sheet) potentially payable to the DoD solely due to subsequent negotiations with third-party vendors, we believe and have been advised there is a reasonable, good faith basis for the position that no present or future obligations exist. Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies for further information about our established revenue recognition process.

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

For the years ended December 31, 2023 and 2022, we had contracts with multiple CROs to conduct and complete clinical studies. In the case of SAB-185, the CRO has been contracted and paid by the US government. For SAB-176, PPD Development, LP, acting as CRO oversaw the Phase 1 safety study. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and 100% of the contract has been paid as of December 31, 2023. SAB has also contracted with hVIVO Services Limited to conduct the Phase 2a influenza study on SAB-176. The terms of that agreement are subject to confidentiality, and the status of the agreement is that it is current, in good standing and 100% of the contract has been paid as of December 31, 2023. For SAB-142, Avance, acting as CRO oversaw Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current.

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

Research and development expenses by component for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Salaries & benefits	$6,623,281	$12,032,720
Laboratory supplies	1,006,756	6,441,181
Animal care	936,192	1,560,099
Contract manufacturing	388,518	5,256,518
Clinical trial expense	809,678	271,283
Outside laboratory services	987,613	4,561,696
Project consulting	371,235	805,994
Facility expense	5,278,702	5,354,356
Other expenses	113,030	154,666
Total research and development expenses	$16,515,005	$36,438,513

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Revenue
Grant revenue	$2,238,991	$23,904,181
Total revenue	2,238,991	23,904,181
Operating expenses
Research and development	16,515,005	36,438,513
General and administrative	23,799,306	16,383,285
Total operating expenses	40,314,311	52,821,798
Loss from operations	(38,075,320)	(28,917,617)
Other income (expense)
Changes in fair value of warrant liabilities	(4,823,237)	10,399,200
Interest expense	(315,284)	(301,584)
Interest income	584,966	71,072
Other income	435,089	33,754
Total other income (expense)	(4,118,466)	10,202,442
Loss before income taxes	(42,193,786)	(18,715,175)
Income tax expense (benefit)	—	25,629
Net loss	$(42,193,786)	$(18,740,804)

Comparison of the Years Ended December 31, 2023 and 2022

Revenue

	Year Ended December 31,
	2023	2022	Change	% Change
Revenue	$2,238,991	$23,904,181	$(21,665,190)	(90.6)%
Total revenue	$2,238,991	$23,904,181

Revenue decreased by $21.7 million, or 90.6%, in 2023, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the year ended December 31, 2023, are amounts for billable costs related to closeout activities and charges of $0.1 million for labor, $0.8 million for supplies, and $1.3 million for outside research manufacturing services, as compared to $3.1 million for labor, $5.4 million for supplies, and $5.3 million for outside research manufacturing services for the year ended December 31, 2022.

Research and Development

	Year Ended December 31,
	2023	2022	Change	% Change
Research and development	$16,515,005	$36,438,513	$(19,923,508)	(54.7)%
Total research and development expenses	$16,515,005	$36,438,513

Research and development expenses decreased by $19.9 million, or 54.7%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to decreases in laboratory supplies (year-over-year decrease of $5.4 million, 84.4%), contract manufacturing costs (year-over-year decrease of $4.9 million, 92.6%), salaries and benefits (year-over-year decrease of $5.4 million, 45.0%), outside lab services due to the JPEO Rapid Response Contract Termination (year-over-year decrease of $3.6 million, 78.3%), project consulting (year-over-year decrease of $0.4 million, 53.9%) and offset by overhead costs (year-over-year increase of $0.1 million, 1.7%).

General and Administrative

	Year Ended December 31,
	2023	2022	Change	% Change
General and administrative	$23,799,306	$16,383,285	$7,416,021	45.3%
Total general and administrative expenses	$23,799,306	$16,383,285

General and administrative expenses increased by $7.4 million, or 45.3%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, primarily due to other administrative support fees relating to IT, human resources, and legal (year-over-year increase of $7.7 million, 131.5%), and salaries and benefits (year-over-year increase of $2.2 million, 35.5%), offset by insurance costs (year-over-year decrease of $1.4 million, 51.5%), project consulting (year-over-year decrease of $1.2 million, 73.6%). We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company.

Non-operating (Expense) Income

	Year Ended December 31,
	2023	2022	Change	% Change
Changes in fair value of warrant liabilities	$(4,823,237)	$10,399,200	$(15,222,437)	(146.4)%
Other income	435,089	33,754	401,335	1,189.0%
Total non-operating income	$(4,388,148)	$10,432,954

Total non-operating income decreased by $14.8 million, or 142.1% for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to changes in the fair value of the warrant liabilities (year-over-year decrease of $15.2 million, 146.4%), primarily offset by the Australian research and development tax credit of $0.3 million.

Interest Expense

	Year Ended December 31,
	2023	2022	Change	% Change
Interest expense	$315,284	$301,584	$13,700	4.5%
Total interest expense	$315,284	$301,584

Interest expense increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to the 8% Unsecured Convertible Note accrued interest payable realized over a full year.

Interest Income

	Year Ended December 31,
	2023	2022	Change	% Change
Interest income	$584,966	$71,072	$513,894	723.1%
Total interest income	$584,966	$71,072

Interest income increased by $514 thousand, or 723.1% for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to higher interest rates and interest earning cash balances.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, we had $56.6 million and $15.0 million, respectively, of cash and cash equivalents.

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

Equity Financings and Option Exercises

As of December 31, 2023, we have raised approximately $157.4 million since our inception from the issuance and sale of convertible preferred shares, net of issuance costs associated with such financings, the merger transaction in 2021, proceeds from private placements of securities, and exercises of employee stock options.

Notes payable

8% Unsecured Convertible Note

Pursuant to the Fourth Amendment to our lease with Sanford Health, we agreed to a period of abated rent (“Abated Rent”) from October 1, 2022 to September 30, 2023 pertaining to our leased laboratory bay at the Research Center. In exchange for the Abated Rent, effective as of October 1, 2022, we issued to Sanford Health an 8% unsecured, convertible promissory note (the “8% Unsecured Convertible Note”).

Pursuant to the 8% Unsecured Convertible Note, we shall pay the sum of approximately $542 thousand plus accrued and unpaid interest thereon on September 30, 2024. Simple interest shall accrue on the outstanding Principal from and after the date of the 8% Unsecured Convertible Note and shall be payable on September 31, 2024 (the “Maturity Date”). Sanford Health shall have the right, but not the obligation, to convert all or any part of the outstanding Principal of the 8% Unsecured Convertible Note, together with any accrued and unpaid interest thereon to the date of such conversion, into such number of fully paid and non-assessable shares of our common stock, at any time and from time to time, prior to the later of the Maturity Date and the date on which the 8% Unsecured Convertible Note is paid in full, subject to certain restrictions, at a conversion price per share of common stock equal to greater of (x) $15.00 and (y) the price at which the we sells shares of common stock in any bona fide private or public equity financing prior to the Maturity Date.

Insurance Financing

We obtained financing for certain Director & Officer liability insurance policy premiums. The agreement assigns First Insurance Funding (the “Lender”) a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

The total premiums, taxes and fees financed is approximately $0.8 million with an annual interest rate of 7.96% and approximately $1.2 million with an annual interest rate 5.47% for the years ended December 31, 2023 and 2022, respectively. In consideration of the premium payment by Lender to the insurance companies or the agent or broker, we unconditionally promise to pay lender the amount financed plus interest and other charges permitted under the agreement. We paid the financing through installment payments with the last payment for the current note being September 22, 2023. At December 31, 2023 and 2022 we recognized approximately $509 thousand and $773 thousand, respectively as an insurance financing note payable in our consolidated financial statements. We will pay the insurance financing through installment payments with the last payment for the current note being on September 22, 2024.

Please refer to Note 9, Notes Payable, in our consolidated financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(25,119,405)	$(23,459,511)
Net cash used in investing activities	(152,704)	(2,090,024)
Net cash provided by financing activities	66,773,137	1,051,411
Effect of exchange rate changes on cash and cash equivalents	18,144	—
Net increase (decrease) in cash and cash equivalents	$41,519,172	$(24,498,124)

Operating Activities

Net cash used by operating activities increased by $1.7 million in the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to an increase in our net loss adjusted for non-cash items of $4.2 million, offset by a decrease in cash used in operating activities related to change in our operating assets and liabilities of $2.5 million. Year-over-year changes in cash used by operating activities is explained by shifts in the working capital balances as we continue to advance our lead programs after the JPEO Rapid Response Contract Termination.

Investing Activities

Net cash used by investing activities decreased by $1.9 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to a decrease in purchases of equipment. Capital asset purchases completed in 2022 relate substantially to leasehold improvements at the Company’s corporate headquarters and completion of the clinical manufacturing facility at the Research Center.

Financing Activities

Net cash provided by financing activities increased by $65.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to increased proceeds from equity issuances of $59.7 million, a reduction in stock repurchases of $5.5 million, and reduced net payments on notes payable of $0.8 million.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including CROs. These payments are not included in the table above, as the amount and timing of such payments are not known.

As of December 31, 2023, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

We had $40.8 million of federal net operating loss carryforwards as of December 31, 2023. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

While our significant accounting policies are described in more detail in Note 2, Summary of Significant Accounting Policies, in our consolidated financial statements, we believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

We recognize compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, directors, and non-employee consultants, including grants of stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The board of directors elected to determine the fair value of our common stock based on the closing market price at closing on the date of grant. In determining the fair value of our stock-based awards, we utilize the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The Black-Scholes option-pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognize compensation expense related to those awards expected to vest. We recognized stock-based compensation expense over the expected term. Forfeitures are recorded when they occur. Stock-based compensation expense is classified in our consolidated statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense over the expected term.

See Note 11, Stock Option Plan, in our consolidated financial statements for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the for the years ended December 31, 2023 and 2022.

Warrant Liabilities Valuations

Liability Classified Warrants

We are required to periodically estimate the fair value liability of our private placement warrants issued simultaneously with the closing of our initial public offering (the “Private Placement Warrant”) liabilities with the assistance of an independent third-party valuation firm. The assumptions underlying these valuations represented our best estimates, which involved inherent uncertainties and the application of significant levels of our judgment. The fair value liability of our public warrants issued upon the closing of our initial public offering (the “Public Warrants”) is determined by reference to the quoted market price.

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the consolidated balance sheets as of December 31, 2023 and 2022. The initial fair value of the warrant liabilities were measured at fair value on the issuance date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the years ended December 31, 2023 and 2022.

Public Warrants and Private Placement Warrants

The fair value of the Private Placement Warrants was determined utilizing both the Black-Scholes Merton formula and a Monte Carlo Simulation (“MCS”) analysis. Specifically, we considered a MCS to derive the implied volatility in the publicly listed price of the Public Warrants We then considered this implied volatility in selecting the volatility for the application of a Black-Scholes Merton model for the Private Placement Warrants. We determined the fair value of the Public Warrants by reference to the quoted market price.

The Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and the Private Placement Warrants held privately by assignees of Big Cypress Holdings LLC, were classified as a Level 3 fair value measurement, due to the use of unobservable inputs. See Note 12, Warrants, for further information regarding the Public Warrants and Private Placement Warrants.

The measurement as of December 31, 2023 and 2022 for the Private Placement Warrant liability was approximately $6 thousand and $10 thousand, respectively, and the change in fair value of the Private Placement Warrant liability was approximately $4 thousand and $417 thousand, for the years ended December 31, 2023 and 2022, respectively.

The key inputs into the valuations as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.03%	4.00%
Expected term remaining (years)	2.81	3.81
Implied volatility	85.0%	82.0%
Closing common stock price on the measurement date	$0.69	$0.59

September 2023 Purchase Agreement Warrants

We established fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula. All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to unobservable inputs. See Note 12, Warrants, for further information regarding the Preferred Warrants.

The initial measurement as of October 3, 2023 and the measurement of December 31, 2023 for the Preferred Warrant liability was approximately $10.9 million and $11.6 million, respectively. The change in fair value of the Preferred Warrant liability was approximately $0.7 million for the year ended December 31, 2023. In November 2023, 59,654 Tranche A Warrants with a value of $0.7 million were exercised and 10,486 Tranche A Warrants with a value of $0.1 million, 9,154 Tranche B Warrants with a value of $1.1 million and 22,885 Tranche C Warrants with a value of $2.4 million were forfeited.

The key inputs utilized in determining the fair value of each Tranche A Warrant as of the Initial Issuance Date was as follows:

October 3, 2023 Initial Measurement
Risk-free interest rate (1)	5.58%
Expected term remaining (years) (1)	0.16
Implied volatility	65.0%
Underlying Stock Price (Preferred Series A)	$546.30

(1)

Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations account for various potential dates for the public announcement of the comprehensive data set from the Sanofi S.A. Protect trial, spanning from mid-October to December 15, 2023.

The key inputs utilized in determining the fair value of each Tranche B Warrants as of the Initial Issuance Date and December 31, 2023 were as follows:

	October 3, 2023 Initial Measurement (2)	December 31, 2023
Risk-free interest rate (1)	2.68%	2.58%
Expected term remaining (years) (1)	0.75	0.69
Implied volatility	75.0%	85.0%
Underlying Stock Price (Preferred Series A)	$546.30	$560.56

(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations take into account the various potential dates for the announcement of the SAB-142-101 data. Specifically, we assumed a 50.0% probability of no data release on the Initial Measurement Date. This probability was later adjusted to 45.0% as of December 31, 2023.
(2)
Reflects a 5% discount for lack of marketability.

The key inputs utilized in determining the fair value of each Tranche C Warrants as of the Initial Issuance Date and December 31, 2023 were as follows:

	October 3, 2023 Initial Measurement (2)	December 31, 2023
Risk-free interest rate (1)	4.80%	3.85%
Expected term remaining (years) (1)	5.15	4.91
Implied volatility	85.0%	85.0%
Underlying Stock Price (Preferred Series A)	$546.30	$560.56

(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate our estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. Initially, we estimated a 20.0% probability of continuing operations through the expected remaining term. This probability was later adjusted to 25.0% as of December 31, 2023.
(2)
Reflects a 5% discount for lack of marketability.

The initial fair value of each Preferred Placement Agent Warrant issued and exercisable at $6.30 has been determined using the Black-Scholes option-pricing model.

The key inputs into the valuations as of the October 3, 2023 initial measurement date were as follows:

Initial Measurement
Risk-free interest rate	4.80%
Expected term remaining (years)	5.00
Implied volatility	85.0%
Closing common stock price on the measurement date	$0.63

Upon initial measurement, the fair value of each Preferred Placement Agent Warrant was determined to be $4.40, per warrant for a value of approximately $3.7 million. The total fair value of the Preferred PIPE Placement Agent Warrants was recognized as a non-cash expense and allocated to additional paid-in capital within the consolidated statement of changes in stockholders’ equity and consolidated balance sheet.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 3, New Accounting Standards, in our consolidated financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria and based upon the existence of the material weakness described below, management determined, that we did not maintain effective internal control over financial reporting as of December 31, 2023.

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

We identified deficiencies in the control environment component of the COSO Framework that constitute a material weakness:

•
We lack documentation of the formalized processes and procedures that are critical to the accomplishment of financial reporting objectives.

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

Plan for Remediation of Material Weakness

We continue to work to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We are implementing process and control improvements to address the above material weakness as follows:

•
We have engaged with a third party firm to perform a complete risk assessment and provide advisory services for our required documented control attributes and necessary remediation efforts.
•
We will soon complete the process of implementing a contract management platform that will integrate functions governing the initiation, authorization, and execution of contracts with enhancements for our existing contract review control. This tool will improve the ability of the finance organization to review new and renewed contracts for potential financial reporting implications.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter to which period covered by this Annual Report on Form 10-K relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following persons are serving as our executive officers and directors:

Name	Age	Position(s)
Samuel J. Reich	49	Class III Director, Chairman of the Board and Chief Executive Officer
Christine Hamilton, MBA	68	Class III Director
Eddie J. Sullivan, PhD	58	Class III Director and President
Jeffrey G. Spragens	82	Class II Director
David Link, MBA	68	Class II Director
Katie Ellias	45	Class II Director
Andrew Moin	40	Class II Director
William Polvino, MD	63	Class I Director
Scott Giberson	55	Class I Director
Erick Lucera	56	Class I Director
Michael G. King, Jr.	63	Chief Financial Officer
Christoph Bausch, PhD	53	Chief Operating Officer
Alexandra Kropotova, MD	51	Chief Medical Officer

Family Relationships

There are no family relationships among any of our directors or executive officers. Edward Hamilton, our former Chairman, retired from such role as of the consummation of the Business Combination. Mr. Hamilton was named as a board observer in October 2021. Edward Hamilton is Christine Hamilton’s husband.

Executive Officers

Samuel J. Reich has served as a member of our board of directors from November 2020 and our CEO since January 2024 and was named chairman of our board of directors in October 2021, and was named Chief Executive Officer in January 2024. Mr. Reich served as our Chief Executive Officer and Chief Financial Officer from November 2020 until October 2020 prior to the closing of our Business Combination. Mr. Reich co-founded Biscayne Neurotherapeutics, Inc. in 2011 and served as its Executive Chairman until its sale to Supernus Pharmaceuticals (Nasdaq: SUPN) in October 2018. Biscayne Neurotherapeutics was focused on novel treatments for seizure disorders. Previously, Mr. Reich was the Executive Vice President of OPKO Ophthalmologics, a division of OPKO Health, Inc. (Nasdaq: OPK) from March 2007 to November 2008, where Mr. Reich served on the executive committee and lead the Ophthalmologics business division. Prior to his position at OPKO, Mr. Reich was the Founder and Executive Vice President of Acuity Pharmaceuticals, Inc., where he worked from July 2002 through March 2007, at which time Acuity Pharmaceuticals merged with OPKO Health. Mr. Reich was a doctoral candidate in the Department of Ophthalmology at the University of Pennsylvania Medical School. He left graduate school prior to the completion of his Ph.D. to establish Acuity. Prior to that, he was a graduate student at the University of Pennsylvania in the Biomedical Studies graduate program. He has authored six peer- reviewed scientific publications and is currently an inventor on sixteen issued U.S. patents and over 50 issued foreign patents. Mr. Reich holds a B.A. with High Honors in Biochemistry from Clark University, cum laude, Phi Beta Kappa.

Eddie J. Sullivan, PhD, is our co-founder and has served as our president since 2014 and our past CEO from 2014 until January 2024. Dr. Sullivan has served in biopharma leadership positions for more than 25 years. Prior to joining us, he held the CEO role or other leadership roles in our predecessor entities, including CEO of Hematech, a subsidiary of Kyowa Hakko Kirin. During that time, he led initiatives to develop infectious disease, cancer, and autoimmune immunotherapies. In addition to raising over $250 million in capital to develop biopharmaceutical platform technologies, he has also led several successful mergers and acquisitions. A recognized thought leader in antibodies and transgenic animals, Dr. Sullivan serves on the board of directors for the Biotechnology Innovation Organization (BIO) and has served on its executive committee. He has worked with industry committees and discussion groups that have focused on animal biotechnology, regulatory framework, human immunotherapies, and global health threats. Dr. Sullivan was governor-appointed to South Dakota’s Research Commercialization Council and is Chairman of the state’s National Science Foundation-EPSCoR committee. He also founded, served as president, and remains an advisor to the state affiliate of BIO, South Dakota Biotech, and in 2014 was honored for his leadership, innovation, vision, and entrepreneurship with the inaugural LIVE award. He holds an undergraduate degree from the University of Arizona and graduate degrees from Brigham Young University, Kennedy-Western University, and Utah State University in both reproduction and business.

Michael G King, Jr., is our Chief Financial Officer as of October 2023. Mr. King is an award-winning biotechnology industry research analyst with over 25 years of experience advising investors and issuers. From June 2022 to May 2023, Mr. King was Co-Head of Healthcare Research at EF Hutton Group., where he provided coverage on 15 healthcare and biotechnology companies across a range of market capitalizations. From January 2021 to May 2022, he was Managing Director and Senior Biotechnology Analyst with H.C. Wainwright & Co., where he provided coverage on 21 healthcare and biotechnology companies From May 2018 to December 2020, Mr. King acted as Entrepreneur in Residence at Fortress Biotech, Inc., where he was responsible for identifying promising therapeutic molecules, securing rights to their development and commercialization, and forming and capitalization new companies around these molecules. Mr. King has previously held senior roles with prominent companies including JMP Securities LLC, Rodman and Renshaw LLC, Ziopharm Oncology, Inc. Wedbush PacGrow Life Sciences, Bank of America, Robertson Stephens, and Vector Securities. Mr. King’s extensive investment banking and public company advisory experience includes equity research, capital markets, corporate finance, and M&A advisory. He received his BA in Finance from the Bernard M. Baruch College of the City University of New York.

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

Alexandra Kropotova, M.D., is our Executive Vice President & Chief Medical Officer as of June, 2022, leading the strategy, direction, and execution of the company’s clinical development for the entire portfolio. Dr. Kropotova is a biopharmaceutical executive with expertise in all phases of global clinical development, translational medicine and medical affairs. Prior to joining SAB Biotherapeutics, as a Therapeutic Area Head of Global Specialty R&D at Teva Pharmaceuticals from April 2016 to June 2022, Alexandra led innovative drug development focused on delivering a broad portfolio of immunology, respiratory, and immuno-oncology assets spanning from pre-IND to BLA/NDA filing of biologics and complex drug-device combination products. Prior to Teva, Dr. Kropotova served in various roles at Sanofi, including Vice President, Strategy & Strategic Planning Head, North American Medical Affairs; Associate Vice President and subsequently Vice President, Immuno-Inflammation, Global R&D Clinical Development; and Senior Medical Director, Respiratory, Allergy & Anti-Infectives. She also served in various roles at Pfizer Inc., most recently as Director & Head of Global Clinical Respiratory and Analgesics. She continues to serve on the Board of Directors at iBio, a global leader in plant-based biologics manufacturing and development of novel biopharmaceuticals. Dr. Kropotova received her MBA from Ohio University Graduate School of Business, Athens, Ohio; and her M.D. in Internal Medicine from the Vladivostok State Medical University, Vladivostok, Russia.

Non-Employee Directors

Biographical information for Eddie J. Sullivan PhD, our President and Class III director, and Samuel J. Reich, our Chairman of the Board, Chief Executive Officer and Class III director, is set forth above in “Item 10. Executive Officers”.

Christine Hamilton, MBA, is our co-founder and has served as a member of our board of directors since 2014. Ms. Hamilton is the owner and managing partner of Christiansen Land and Cattle, Ltd., a fourth-generation diversified farming and ranching enterprise. She also owns Dakota Packing, Inc., a wholesale company based in Las Vegas that provides high-end, “center-of-the-plate” protein products to a national customer base. Ms. Hamilton has served on the board of directors for several financial and public companies including HF Financial Corporation, Home Federal Bank (now Great Western Bancorp, NYSE: GWB) and, in 2018, was recognized for her exemplary service as a board member of the Federal Reserve Bank (Ninth District) after a four-year term. She currently serves as a board member for publicly traded Titan Machinery,

Padlock Ranch, and Meadowlark Institute. Ms. Hamilton was a governor-appointed commissioner for South Dakota Game Fish & Parks and is a 2016 inductee to the South Dakota Hall of Fame for her contributions to the state and agribusiness. In 2000, Ms. Hamilton and her family formed the Matson Halverson Christiansen Hamilton Foundation (MHCH), a not-for-profit foundation with a mission to improve the quality of life and create opportunities for growth and enterprise development in South Dakota. Ms. Hamilton holds a philosophy degree from Smith College in Northampton, Massachusetts, and an MBA in entrepreneurship from the University of Arizona. Ms. Hamilton is well qualified to serve on our board of directors because of her extensive public company board experience.

Katie Ellias, joined the SAB board of directors in November 2023. Ms. Ellias serves as a Managing Director at the JDRF T1D Fund LLC, a venture philanthropy fund with approximately $200 million in assets (the “T1D Fund”), including an investment in the Company. Ms. Ellias joined the T1D Fund in 2018 where she has led a number of investments in companies developing T1D-oriented therapies, and served as a director on the board of several including, DiogenX, Veralox Therapeutics, i2O Therapeutics, and Capillary Biomedical. Ms. Ellias joined the T1D Fund from Endeavour Vision, a Geneva-based growth stage venture fund. She was previously Principal at Sofinnova Partners, Paris, a leading early-stage life sciences fund. Ms. Ellias has also held roles in business development with Medtronic and started her career at McKinsey & Company. She holds an M.B.A. in Healthcare Management from the Wharton School at the University of Pennsylvania and a B.A. in International Relations and Political Science from Yale University.

Scott Giberson, RPh, MPH, D.Sc., Rear Admiral (retired), joined the SAB board of directors in July 2022. He is currently the President of AMI Expeditionary Healthcare, a private global healthcare solutions company where he has fostered global client relations at the highest levels, since March 2021. Clients include senior leadership of multiple U.S. and foreign government entities, the WHO, UN and private industry partners such as the Gates Foundation. RADM Giberson retired after 27 years as two-star admiral and as an Assistant U.S. Surgeon General, serving in a variety of senior roles with the U.S. Department of Health and Human Services from March 2010 to March 2021. RADM (rert.) Giberson served as the acting Deputy Surgeon General of the United States (2013-2014), he was the Surgeon General's principal liaison with health leadership in multiple U.S. Departments. He also held executive positions as the Senior Advisor to the Office of Surgeon General, Director of Commissioned Corps Headquarters, Chief Pharmacist of the USPHS (2010-2014), Director of the IHS National HIV/AIDS Program and Senior Public Health Advisor for Pacific Command's Center of Excellence in Disaster Management and Humanitarian Assistance (2003-2006). He served as overall Commander of the Commissioned Corps' Ebola Response in West Africa. RADM Giberson has authored numerous articles and delivered well over 100 keynote lectures on leadership, global health, and public health at numerous venues both domestically and internationally. RADM Giberson has received many awards including the Presidential Unit Citation from President Obama in the Oval Office for leadership during the West African Ebola response. The Military Officers Association of America selected him as on the of the “Top 100 Veterans in the Last 100 Years You Need to Know”. RADM Giberson is a graduate of Temple University and U. of Massachusetts/Amherst, holds a Pharmacy degree and licensure, MPH, and graduate certificate in Health Emergencies in Large Populations from the International Committee of the Red Cross. He has received three honorary Doctoral degrees (one for his pioneering work in interprofessional practice). He is also a Fellow of Wharton Business School (U. of Pennsylvania) Executive Leadership Program. Mr. Giberson is well qualified to serve on our board of directors because of his extensive experience in the medical industry.

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

Andrew Moin, joined the SAB board of directors in October 2023. Mr. Moin is a Partner and Analyst at Sessa Capital, a New York based investment advisor registered with the SEC. Mr. Moin has been with Sessa since 2012, where he works on idea generation, research, and investment implementation. Prior to Sessa, from 2008-2012, Mr. Moin was in the Tax Group at Sullivan & Cromwell LLP, where he advised corporate and other clients on a variety of transactions. In the non-profit realm, Andrew has served on the Young Leadership Committee of the New York City Chapter of the JDRF and was Chair of the Board of Trustees at the Great Neck Community School. Andrew received a B.A. in Economics, with distinction, from Amherst College and a J D., magna cum laude, from Harvard Law School.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Christine Hamilton, Jeffrey Spragens, William Polvino, David Link, Scott Giberson, Erick Lucera, Katie Ellias, and Andrew Moin (representing eight of our ten directors), has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that they each are an “independent director” as that term is defined under the Nasdaq listing rules.

In making these determinations, our board of directors considered the relationships that each nonemployee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board currently consists of ten (10) directors divided into three classes as follows:

•
each Class I director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2025;
•
each Class II director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2026; and
•
each Class III director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2024 or, in each case, until their respective successor is duly elected and qualified, or until their earlier resignation, removal or death.

Messrs. Lucera, Giberson, and Dr. Polvino currently serve as the Class I directors, Ms. Ellias, Messrs. Link, Spragens and Moin currently serve as the Class II directors, and Ms. Hamilton, and Messrs. Reich and Sullivan currently serve as Class III directors.

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

Board Meetings

During 2023, our board of directors held six meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

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

Audit Committee

On October 22, 2021, we established an audit committee of the board of directors. Erick Lucera, William Polvino, and Jeffrey Spragens serve as members of the audit committee, with Erick Lucera serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Lucera, Dr. Polvino, and Mr. Spragens meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee held five meetings during 2023.

Each member of the audit committee is financially literate, and our board of directors has determined that each Mr. Lucera and Mr. Spragens qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

On October 22, 2021, we established a compensation committee of the board of directors. Christine Hamilton, Eric Lucera and Katie Ellias serve as members of the compensation committee. Christine Hamilton serves as the Chairwoman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Mr. Lucera, Ms. Ellias and Ms. Hamilton are independent. The Compensation Committee held two meetings during 2023.

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

Compensation Committee Interlocks and Insider Participation

No person who served as a member of the compensation committee during the fiscal year ended December 31, 2023 was a current or former officer or employee of the Company or engaged in certain transactions with the Company required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during the fiscal year ended December 31, 2023, which generally means that no executive officer of the Company served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the compensation committee of the Company.

Nominating Committee

On October 22, 2021, we established a nominating committee of the board of directors. David Link, Scott Giberson, and Andrew Moin currently serve as members of the Nominating and Governance Committee. David Link serves as the Chairman of the nominating committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating committee, all of whom must be independent. Each of Mr. Link, Mr. Giberson, and Mr. Moin are independent. The Nominating Committee held two meetings during 2023.

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

Executive Sessions of Independent Directors

Independent directors are required to meet regularly without management participation. During 2023, there were six meetings of independent directors.

Director Nominations

The process of recommending director nominees for selection by the board of directors is undertaken by the nominating committee (see above).

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. In 2023, there were no material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Section 16 Reporting Compliance

Section 16(a) of the Exchange Act requires certain of our officers and our directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2023, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with.

Code of Ethics

We adopted a restated Code of Ethics applicable to our directors, officers, and employees. A copy of our Code of Ethics and copies of our audit, nominating and compensation committee charters are available on our website at https://www.sabbiotherapeutics.com/.

In addition, a copy of the Code of Ethics will be provided without charge upon written request, addressed to:

SAB Biotherapeutics, Inc.

2100 East 54th Street North

Sioux Falls, South Dakota 57104

Attn: Corporate Secretary

We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K. Please see “Where You Can Find Additional Information” for additional information.

Board Oversight of Risk

The Board’s Role

The Board’s role in the Company’s risk oversight process includes receipt and review of scheduled and ad hoc reports from members of the executive management team which relate to areas of actual or potential material risk to the Company, including but not limited to, operational, financial, legal, regulatory, strategic, transactional and reputational risks. The full Board receives these reports from the appropriate “risk owner” within the organization to enable each member of the Board to understand our risk identification, risk management and risk mitigation strategies.

Risk Assessment in Compensation Policies and Practices for Employees

The Compensation Committee reviewed the elements of our compensation policies and practices for all of our employees, including our named executive officers, to evaluate whether risks that may arise from such compensation policies and practices are reasonably likely to have a material adverse effect on our Company. The Compensation Committee has concluded that the following current features of our compensation programs guard against excessive risk-taking:

•
compensation programs provide a balanced mix of short-term and longer-term incentives;
•
base salaries are consistent with employees’ duties and responsibilities;
•
cash incentive awards are capped by the Compensation Committee;
•
cash incentive awards are tied to corporate performance goals, as well as individual performance goals;

•
vesting periods for equity awards encourage executives to focus on sustained stock price appreciation;
•
our clawback policy provides our Board the ability to recoup any erroneously awarded performance-based compensation from executive officers on account of intentional misconduct; and
•
our robust stock ownership guidelines for executive officers provide alignment with stockholder interests.

The Compensation Committee believes that, for all of our employees, including our named executive officers, our compensation programs do not lead to excessive risk-taking and instead encourage behavior that supports sustainable value creation. We believe that risks that may arise from our compensation policies and practices for our employees, including our named executive officers, are not reasonably likely to have a material adverse effect on our Company.

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

Summary Executive Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to Our named executive officers for the fiscal years ended December 31, 2023 and 2022.

		Salary	Option Awards (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Samuel J. Reich (3)	2023	350,000	202,598	—	—	13,200	565,798
Chairman of the Board of Directors and Chief Executive Officer	2022	350,000	304,600	—	14,000	12,200	680,800
Eddie J. Sullivan, PhD. (4)	2023	377,200	202,598	—	—	25,359	605,157
President	2022	377,200	44,725	—	42,435	10,982	475,342
Alexandra Kropotova, MD (5)	2023	525,000	—	147,125	236,250	13,200	921,575
EVP, Chief Medical Officer	2022	282,692	10,344	567,000	—	2,423	862,459
Michael G. King, Jr. (6)	2023	60,577	661,411	—	—	—	721,988
EVP, Chief Financial Officer	2022	—	—	—	—	—	—
Christoph Bausch, PhD (7)	2023	325,000	106,123	—	105,000	13,200	549,323
EVP, Chief Operating Officer	2022	308,855	184,551	—	50,445	12,200	556,051
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our consolidated financial statements for the year ended December 31, 2023 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
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
(3)
We granted Mr. Reich a stock option to purchase up to 7,000 shares of our common stock at an exercise price of $1.78 per share, the closing price of our common stock on March 16, 2022. The shares subject to this stock option award vested 100% of the shares on the one-year anniversary of the grant date and We granted Mr. Reich a stock option to purchase up to 525,000 shares of our common stock at an exercise price of $0.71 per share, the closing price of our common stock on September 13, 2022. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Mr. Reich a stock option to purchase up to 525,000 shares of our common stock at an exercise price of $0.54 per share, the closing price of our common stock on March 14, 2023. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(4)
We granted Dr. Sullivan a stock option to purchase up to 21,218 shares of our common stock at an exercise price of $1.78 per share, the closing price of our common stock on March 16, 2022. The shares subject to this stock option award vested 100% on the one-year anniversary of the grant date. We granted Dr. Sullivan a stock option to purchase up to 35,000 shares of our common stock at an exercise price of $0.71 per share, the closing price of our common stock on September 13, 2022. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 525,000 shares of common stock at an exercise price of $0.54 per share, the closing price of our common stock on March 14, 2023. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes (a) $13,173 representing payment for a lease to occupy an apartment in Sioux Falls, South Dakota, and (b) $12,187 representing employer matching contributions under our 401(k) plan.
(5)
On June 6, 2022 we granted Alexandra Kropotova 300,000 restricted shares of our common stock (“RSUs”). The shares subject to this stock award will vest as to 25% of the RSU’s on the one-year anniversary of the grant date, and the remainder of the RSU’s vest in 36 equal monthly installments thereafter. On March 14, 2023 we granted Dr. Kropotova 275,000 (27,500 shares following the Reverse Stock Split) restricted shares of our common stock (“RSUs”). The shares subject to this stock award will vest as to 25% of the RSU’s on the one-year anniversary of the grant date, and the remainder of the RSU’s vest 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(6)
We granted Mr. King a stock option to purchase up to 850,000 shares of our common stock at an exercise price of $0.798 per share, the closing price of our common stock on October 19, 2023. The award was contingent upon the Mr. King's commencement of service as Chief Financial Officer of the Registrant, which occurred on October 30, 2023. The shares subject to this stock option vest 25% one the one-year anniversary of Mr. King’s commencement of service as Chief Financial Officer , and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(7)
We granted Dr. Bausch a stock option to purchase up to 24,972 shares of our common stock at an exercise price of $1.78 per share, the closing price of our common stock on March 16, 2022. The shares subject to this stock option award vested 100% on the one-year anniversary of the grant date. We granted Dr. Bausch a stock option to purchase up to 274,875 shares of our common stock at an exercise price of $0.71 per share, the closing price of our common stock on September 13, 2022. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Bausch a stock option to purchase up to 275,000 shares of common stock at an exercise price of $0.54 per share, the closing price of our common stock on March 14, 2023. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.

Outstanding Equity Awards at Fiscal 2023 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable		Market Value of Shares or Units of Stock That Have Not Vested ($)
Samuel J. Reich	25,277	9,723	(1)	111.70	11/16/2031	—		—
	700	—		17.80	3/15/2032	—		—
	16,406	36,094	(2)	7.11	9/12/2032	—		—
	—	52,500	(3)	5.35	3/13/2033	—		—
Eddie J. Sullivan, PhD.	13,958	—		5.40	8/4/2024	—		—
	32,570	—		5.40	12/11/2024	—		—
	2,326	—		26.90	4/26/2030	—		—
	2,121	—		17.80	3/15/2032	—		—
	1,093	2,407	(4)	7.11	9/12/2032	—		—
	—	52,500	(5)	5.35	3/13/2033	—		—
Alexandra Kropotova, MD	573	1,259	(6)	7.11	9/12/2032	—		—
	—	—		—	—	18,750	(7)	128,906
	—	—		—	—	27,500	(7)	189,063
Michael G. King, Jr.	—	85,000	(8)	7.98	11/1/2033	—		—
Christoph Bausch, PhD	10,468	—		10.70	3/12/2027	—		—
	8,142	—		10.70	3/12/2027	—		—
	6,979	—		10.70	3/12/2028	—		—
	1,163	—		26.90	4/26/2030	—		—
	2,497	—		17.80	3/15/2032	—		—
	8,589	18,898	(9)	7.11	9/12/2032	—		—
	—	27,500	(10)	5.35	3/13/2033	—		—
(1)
The shares subject to this stock option award will vest as to 33% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 24 equal monthly installments thereafter.
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
(7)
Shares subject to these stock awards vest as to 25% of the RSU’s on the one-year anniversary of the grant date, and the remainder of the RSU’s in 36 equal monthly installments thereafter.
(8)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of Mr. King’s commencement of service as Chief Financial Officer of the Registrant, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(9)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(10)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.

Named Executive Officer Employment Arrangements

Below are descriptions of the current employment agreements with our named executive officers.

Samuel J. Reich

On November 17, 2021, we entered into an Executive Employment Agreement with Mr. Reich to serve as our Chairman of the Board of Directors. The agreement provides Mr. Reich an annual base salary of $350,000, and his eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Mr. Reich to standard nondisclosure, invention assignment, and arbitration provisions. If Mr. Reich's employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of his employment is not renewed, Mr. Reich will receive (i) a severance payment equal to one year of his then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to his date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of his outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Mr. Reich, his spouse and dependents under the Company’s group health, dental and vision plans for a twelve month period from the date of termination.

Eddie J. Sullivan

On March 5, 2024, we entered into an Executive Employment Agreement with Dr. Sullivan to continue to serve as our President. The agreement provides Dr. Sullivan an annual base salary of $485,000, and his eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Dr. Sullivan to standard nondisclosure, invention assignment, and arbitration provisions. If Dr. Sullivan’s employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of his employment is not renewed, Dr. Sullivan will receive: (i) a severance payment equal to one year of his then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to his date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of his outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Dr. Sullivan, his spouse and dependents under the Company’s group health, dental and vision plans for a twelve month period from the date of termination.

Alexandra Kropotova

On May 20, 2022, we entered into an Executive Employment Agreement with Dr. Kropotova to serve as our Executive Vice President – Chief Medical Officer. The agreement provides Dr. Kropotova an annual base salary of $525,000, and her eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Dr. Kropotova to standard nondisclosure, invention assignment, and arbitration provisions. If Dr. Kropotova’s employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of her employment is not renewed, Dr. Kropotova will receive: (i) a severance payment equal to one year of her then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to her date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of her outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Dr. Kropotova, her spouse and dependents under the Company’s group health, dental and vision plans for a six month period from the date of termination.

Michael G. King, Jr.

On October 23, 2023, we entered into an Executive Employment Agreement with Mr. King to serve as our Executive Vice President – Chief Financial Officer. The agreement provides Mr. King an annual base salary of $450,000, and his eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Mr. King to standard nondisclosure, invention assignment, and arbitration provisions. If Mr. King’s employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of his employment is not renewed, Mr. King will receive: (i) a severance payment equal to one year of his then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to her date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) fifty percent of his outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Mr. King, his spouse and dependents under the Company’s group health, dental and vision plans for a six month period from the date of termination.

Christoph Bausch

On March 5, 2024, we entered into an Executive Employment Agreement with Dr. Bausch to continue to serve as our Chief Operating Officer. The agreement provides Dr. Bausch an annual base salary of $425,000, and his eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Dr. Bausch to standard nondisclosure, invention assignment, and arbitration provisions. If Dr. Bausch’s employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of his employment is not renewed, Dr. Bausch will receive: (i) a severance payment equal to one year of his then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to his date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of his outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Dr. Bausch, his spouse and dependents under the Company’s group health, dental and vision plans for a twelve month period from the date of termination.

Summary Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our directors for the fiscal year ended December 31, 2023.

	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Name	($)	($)	($)	($)
Samuel J. Reich	—	202,598	—	202,598
Christine Hamilton, MBA	25,000	—	—	25,000
Eddie J. Sullivan, PhD	—	202,598	—	202,598
Jeffrey G. Spragens	25,000	—	—	25,000
David Link, MBA	25,000	—	—	25,000
Katie Ellias	—	—	—	—
William Polvino, MD	25,000	—	—	25,000
Scott Giberson	25,000	—	—	25,000
Erick Lucera	18,750	8,178	—	26,928
Andrew Moin	—	—	—	—
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended December 31, 2023 set forth in this Form 10-K. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
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

Narrative to Director Compensation Table

Our director compensation policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Annual Cash Compensation

The annual retainers payable to non-employee directors for service on the Board and its committees are $25,000 for service on the Board.

Inaugural Equity Grants

Each non-employee director who joins the board receives an equity award of an option to purchase 25,000 shares of our common stock, which vests monthly over a three-year period beginning one month from the date of grant.

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

Up to a maximum of 1,600,000 shares of our common stock (as adjusted following the Reverse Stock Split) may be delivered in settlement of awards granted under the Incentive Plan initially. The number of shares authorized for issuance will increase each fiscal year, beginning fiscal year 2022 and occurring each year thereafter through 2031, by 2.0% of the number of our shares of common stock issued and outstanding on a fully-diluted basis as of the last day of the preceding fiscal year (such lesser number of shares as determined by our board of directors in its sole discretion). In no event, however, shall the aggregate number of shares that may be issued pursuant to this annual increase under the Incentive Plan exceed 500,000.

Up to a maximum of 1,600,000 shares of our common stock (as adjusted following the Reverse Stock Split) may be issued under the Incentive Plan pursuant to the exercise of incentive stock options. The stock delivered to settle awards made under the Incentive Plan may be authorized and unissued shares or treasury shares, including shares repurchased by us for purposes of the Incentive Plan. If any shares subject to any award granted under the Incentive Plan (other than a substitute award as described below) is forfeited or otherwise terminated without delivery of such shares (if such shares are returned to us due to a forfeiture restriction under such award), the shares subject to such awards will again be available for issuance under the Incentive Plan. However, any shares that are withheld or applied as payment for shares issued upon exercise of an award or for the withholding or payment of taxes due upon exercise of an award will continue to be treated as having been delivered under the Incentive Plan and will not again be available for grant under the Incentive Plan. Upon settlement of any stock appreciation rights (“SARs”), the number of shares underlying the portion of the SARs that is exercised will be treated as having been delivered for purposes of determining the maximum number of shares available for grant under the Incentive Plan and shall not again be treated as available for issuance under the Incentive Plan.

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

Stock Options and SARs

The committee is authorized to grant SARs and stock options (including incentive stock options (ISOs) except that an ISO may only be granted to an employee of ours or one of our subsidiary corporations). A stock option allows a grantee to purchase a specified number of shares of our common stock at a predetermined price per share (the “exercise price”) during a fixed period measured from the date of grant. An SAR entitles the grantee to receive the excess of the fair market value of a specified number of shares on the date of exercise over a predetermined exercise price per share. The exercise price of an option or an SAR will be determined by the committee and set forth in the applicable award agreement, but the exercise price may not be less than the fair market value of a share of common stock on the grant date. The term of each option or SAR is determined by the committee and set forth in the applicable award agreement, except that the term may not exceed ten (10) years (five (5) years if the grantee holds more than 10% of the total combined voting power of all classes of our capital stock).

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

Summary of the Employee Stock Purchase Plan

Administration

The ESPP is administered by the board of directors, or a committee appointed by the board of directors, which may be the compensation committee. The board of directors or committee administering the ESPP (the “Administrator”) has authority to construe and interpret the ESPP and to establish rules and regulations for the administration of the ESPP.

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

As of December 31, 2023, the Company had approximately 57 employees that would be eligible to participate in the ESPP.

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

SAB Biotherapeutics 2014 Equity Incentive Plan

The SAB Biotherapeutics 2014 Equity Incentive Plan (the “2014 Incentive Plan”) was adopted on June 27, 2014.

Summary of the 2014 Incentive Plan

General

The 2014 Incentive Plan covers the grant of awards to our employees (including officers), non-employee consultants and non-employee directors and those of our affiliates. For purposes of the 2014 Incentive Plan, our affiliates include any “parent” or “majority-owned subsidiary” of the Company, as such terms are defined in Rule 405 of the Securities Act.

The compensation committee administers the 2014 Incentive Plan. The full Board must approve all decisions regarding awards to non-employee directors.

Up to a maximum of 800,000 shares of our common stock (as adjusted following the Reverse Stock Split) may be delivered in settlement of awards granted under the 2014 Incentive Plan.

Types of Awards

The Incentive Plan permits the granting of any or all of the following types of awards to all grantees:

•
stock options, including incentive stock options, and non-statutory Stock Options;
•
stock appreciation rights, or SARs;
•
restricted shares; and
•
restricted stock units.

For a description of each of these types of awards, see “SAB Biotherapeutics 2021 Equity Incentive Plan”.

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

Amendment to and Termination of the 2014 Incentive Plan

The 2014 Incentive Plan may be amended, altered, suspended, discontinued or terminated by our board of directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of any stock exchange or automated quotation system on which our common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the 2014 Incentive Plan or broaden eligibility. Stockholder approval will not be deemed to be required under laws or regulations that condition favorable treatment of grantees on such approval, although our board of directors may, in its discretion, seek stockholder approval in any circumstance in which it deems such approval advisable.

In addition, subject to the terms of the 2014 Incentive Plan, no amendment or termination of the 2014 Incentive Plan may materially and adversely affect the right of a grantee under any award granted under the 2014 Incentive Plan.

Unless earlier terminated by our board of directors, the 2014 Incentive Plan will terminate when no shares remain reserved and available for issuance or, if earlier, on the tenth anniversary of the effective date of the 2014 Incentive Plan, which is June 27, 2024.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. For more information, see “Certain Relationships and Related Transactions, and Director Independence - Indemnification Agreements.”

Potential Payments upon Termination or Change in Control

The table below reflects, as applicable, amounts payable to our current named executive officers in connection with a termination by the Company without cause, by the executive for good reason, or upon non-renewal by the Company in the event of a change in control. For purposes of our agreements with our named executive officers, “cause” means, in the judgement of the Company: (i) executive engages in any act or omission which is in bad faith and to the detriment of the Company; (ii) executive willfully and materially violates any of the Company’s then-current policies and procedures; (iii) executive’s willful failure to perform his or her duties under the employment agreement; (iv) executive exhibits unfitness for service, dishonesty, habitual neglect, persistent and serious deficiencies in performance, or incompetence; (v) executive is convicted of, or there is an entry of guilty (or a nolo contender) plea by executive to, a crime (other than a minor traffic violation); (vi) executive materially breaches provision of the agreement related to nondisclosure, assignment of inventions and/or non-solicitation; or (vii) executive refuses or fails to act on any reasonable or lawful directive or order from the Board or executive's supervisor.

A summary of the potential payments that each of our current named executive officers would have received upon the occurrence of these events, assuming that each triggering event occurred on December 31, 2023, is set forth below.

	Salary	Equity	Perquisites / Benefits	Other	Total
Name and Principal Position	($)	($)	($)	($)	($)
Samuel J. Reich	350,000	—	—	—	350,000
Chairman of the Board of Directors and Chief Executive Officer
Eddie J. Sullivan, PhD.	377,200	—	—	—	377,200
President
Alexandra Kropotova, MD	525,000	—	—	—	525,000
EVP, Chief Medical Officer
Michael G. King, Jr.	450,000	—	—	—	450,000
EVP, Chief Financial Officer
Christoph Bausch, PhD	325,000	—	—	—	325,000
EVP, Chief Operating Officer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 18, 2024, by:

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

The percentage of beneficial ownership of the Company is calculated based on 9,225,494 shares of common stock outstanding as of March 18, 2024. Shares of common stock subject to warrants, options or rights currently exercisable, or exercisable within 60 days of March 18, 2024 are counted as beneficially owned.

Shares Beneficially Owned(1)

Beneficial Owner	Common Stock	Percent		Series A-2 Preferred Stock	Percent		Percent of Total Voting Power
Executive Officers and Directors
Christine Hamilton (2)	881,242	9.48%		—	*	%	5.51%
Eddie J. Sullivan, PhD (3)	590,975	6.36%		—	*	%	3.69%
Samuel J. Reich (4)	144,718	1.56%		—	*	%	*	%
Jeffrey G. Spragens (5)	49,789	*	%	—	*	%	*	%
William Polvino, MD (6)	13,958	*	%	—	*	%	*	%
David Link, MBA (7)	20,394	*	%	—	*	%	*	%
Scott Giberson (8)	1,534	*	%	—	*	%	*	%
Erick Lucera (9)	902	*	%	—	*	%	*	%
Andrew Moin (10)	458,457	4.97%		28,380	67.19%		24.29%
Katie Ellias (11)	285,714	3.1%		—	*	%	1.79%
Alexandra Kropotova (12)	23,161	*	%	—	*	%	*	%
Michael G. King, Jr. (13)	500	*	%	—	*	%	*	%
Christoph Bausch (14)	48,722	*	%	—	*	%	*	%
All directors and executive officers as a group (13 persons)	2,520,066	26.40%		28,380	67.19%		33.85%

Other 5% Stockholders
Entities affiliated with BVF Partners (15)	917,826	9.95%		12,217	28.93%		15.99%
Entities Managed by RTW Investments, LP (16)	917,827	9.95%		217	*	%	5.97%

* Represents beneficial ownership of less than one percent (1%).

(1)
Except as indicated in these footnotes: (i) each person named in this table has sole voting and investment power with respect to all shares of Common Stock and Series A Preferred Stock beneficially owned by such person; (ii) the number of shares beneficially owned by each person includes any restricted shares of Common Stock, shares of Common Stock that may be acquired through the exercise of options and warrants that such person has the right to acquire as of, or within 60 days of March 18, 2024, and after giving effect to any applicable limitations on beneficial ownership described in the footnotes below; and (iii) the beneficial ownership percentages shown above are based on a total of 15,929,620 eligible voting shares outstanding as of March 18, 2024, being comprised of (a) 9,225,494 shares of Common Stock and (b) 6,704,126 shares of Common Stock assuming conversion of 42,236 shares of Series A-2 Preferred Stock.
(2)
Consists of (i) 499,308 shares of common stock held by Ms. Hamilton; (ii) 17,424 shares of common stock held as a co-owner by Ms. Hamilton with her spouse, Dr. Edward Hamilton; (iii) 290,901 shares of common stock held by Ms. Hamilton’s spouse, Dr. Edward Hamilton; (iv) 2,500 shares held by Christiansen Investments; (v) 8,298 shares of common stock underlying warrants that are exercisable within 60 days of March 18, 2024; (vi) 16,283 shares of common stock underlying stock options held by Ms. Hamilton exercisable within 60 days of March 18, 2024; and (vii) 46,528 shares of common stock underlying stock options held by her spouse, Dr. Edward Hamilton, exercisable within 60 days of March 18, 2024. Ms. Hamilton is a control person with voting and dispositive power over shares of Christiansen Investments and is deemed to have beneficial ownership of the shares held by Christiansen Investments. Ms. Hamilton disclaims beneficial ownership of such securities except to the extent of her pecuniary interest therein, directly or indirectly.
(3)
Consists of (i) 523,230 shares of common stock held by Dr. Sullivan; and (ii) 67,745 shares of common stock underlying stock options held by Dr. Sullivan exercisable within 60 days of March 18, 2024.
(4)
Consists of (i) 21,800 shares of common stock held by Mr. Reich; (ii) 100 shares of common stock held jointly by Mr. Reich and Mr. Reich’s spouse; (iii) 54,769 of shares of common stock held by Big Cypress Holdings, LLC that are subject to vesting during a period of up to five years after October 22, 2021, which is the Business Combination Closing Date; (iv) 996 shares of common stock underlying warrants that are currently exercisable; and (v) 67,053 shares of common stock underlying stock options held by Mr. Reich exercisable within 60 days of March 18, 2024. Mr.

Reich is a managing member with voting and dispositive power over shares of Big Cypress Holdings, LLC and is deemed to have beneficial ownership of the shares held by Big Cypress Holdings, LLC. Mr. Reich disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, directly or indirectly.
(5)
Consists of (i) 39,498 shares of common stock held by Mr. Spragens; and (ii) 10,291 shares of common stock underlying warrants that are currently exercisable.
(6)
Consists of 13,958 shares of common stock underlying stock options held by Dr. Polvino exercisable within 60 days of March 18, 2024.
(7)
Consists of (i) 5,731 shares of common stock held by Mr. Link; (ii) 1,209 of shares of common stock held by Iron Horse Investments, LLC; (iii) 4,149 shares of common stock underlying warrants that are currently exercisable; and (iv) 9,305 shares of common stock underlying stock options held by Mr. Link exercisable within 60 days of March 18, 2024. Mr. Link is a control person with voting and dispositive power over shares of Iron Horse Investments, LLC and is deemed to have beneficial ownership of the shares held by Iron Horse Investments, LLC. Mr. Link disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, directly or indirectly.
(8)
Consists of 1,534 shares of common stock underlying stock options held by Mr. Giberson exercisable within 60 days of March 18, 2024.
(9)
Consists of 902 shares of common stock underlying stock options held by Mr. Lucera exercisable within 60 days of March 18, 2024.
(10)
Andrew Moin, an Analyst and Partner with Sessa Capital, is a member of the board of directors of the Company. Sessa Capital (Master), L.P. and its affiliates beneficially own the securities listed in the table above, and Mr. Moin disclaims beneficial ownership of such securities. Sessa is subject to a 4.99% blocker.
(11)
Based on information provided on a Form 4 filed with the SEC on November 28, 2023. Represents an aggregate of 285,714 shares of Common Stock. These securities are beneficially owned by JDRF T1D Fund, LLC (“JDRF”), directly. Helen Katherine Ellias, a Managing Director with JDRF, is a member of the board of directors of the Company. JDRF is a non-profit organization and Ms. Ellias is an employee of such organization. As such, Ms. Ellias disclaims beneficial ownership of any securities held by JDRF.
(12)
Consists of (i) 764 shares of common stock underlying stock options held by Ms. Kropotova exercisable within 60 days of March 18, 2024; and (ii) 22,397 shares of common stock underlying restricted stock units that will vest within 60 days of March 18, 2024.
(13)
Consists of 500 shares of common stock held by Mr. King as of March 18, 2024.
(14)
Consists of 48,722 shares of common stock underlying stock options held by Mr. Bausch exercisable within 60 days of March 18, 2024.
(15)
Based partially on a Schedule 13G filed with the SEC on December 4, 2023. Represents an aggregate of (i) 917,826 shares of Common Stock and (ii) 12,217 shares of the Company’s Series A-2 Preferred Stock which are convertible into an aggregate of 1,939,204 shares of Common Stock. These securities are beneficially owned by Biotechnology Value Fund, L.P., Biotechnology Value Fund II, L.P., Biotechnology Value Trading Fund OS LP, and MSI BVF SPV, LLC (collectively, the “BVF Funds”). The BVF Funds are subject to a 9.99% blocker. The address of the BVF Funds is 44 Montgomery St., 40th Floor San Francisco, California 94104.
(16)
Based partially on a Schedule 13G/A filed with the SEC on February 14, 2024. Represents an aggregate of (i) 917,827 shares of Common Stock and (ii) 217 shares of the Company’s Series A-2 Preferred Stock which are convertible into an aggregate of 34,443 shares of Common Stock. These securities are beneficially owned by RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Biotech Opportunities Ltd (collectively, the “RTW Funds”). RTW Investments, LP (“RTW”), in its capacity as the investment manager of the RTW Funds, has the power to vote and the power to direct the disposition of the shares held by the RTW Funds. Accordingly, RTW may be deemed to be the beneficial owner of such securities. Roderick Wong, M.D., as the Managing Partner of RTW, has the power to direct the vote and disposition of the securities held by RTW. Dr. Wong disclaims beneficial ownership of the shares held by the RTW Funds, except to the extent of his pecuniary interest therein. The address and principal office of RTW Investments, LP is 40 10th Avenue, Floor 7, New York, NY 10014, and the address of Dr. Wong and each of the RTW Funds is c/o RTW Investments, LP, 40 10th Avenue, Floor 7, New York, NY 10014. The RTW Funds are subject to a 9.99% blocker.

Equity Compensation Plan Information

We currently maintain the following equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders: the Incentive Plan; and the ESPP. We also maintain the 2014 Incentive Plan, which was not approved by our securityholders and was in place prior to us being a public company.

The following table presents information as of December 31, 2023 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards	Weighted-average exercise price of outstanding securities ($)	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	667,731	$13.82	620,031
Equity compensation plans not approved by security holders (3)	408,675	$14.49	323,755
Total	1,076,406	$14.08	943,786

(1)
Excluding securities reflected in column (a).
(2)
Consists of our 2021 Plan and our ESPP.
(3)
Consists of our 2014 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2023 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of (i) $120,000 and (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

October 2023 Private Placement

On September 29, 2023, we entered into a securities purchase agreement with certain accredited investors (the “September 2023 Purchase Agreement”), pursuant to which the Company agreed to issue and sell shares of preferred stock and warrants, in a private placement which provides for up to $110 million in proceeds across multiple tranches. Between October 2023 and November 2023, we received an aggregate of approximately $67.1 million for shares of preferred stock issued in this private placement offering. On September 29, 2023, we entered into a Board Designation Agreement, dated as of September 29, 2023, with Sessa Capital (Master), L.P. (“Sessa Capital”), pursuant to which Andrew Moin, who is a partner of Sessa Capital, was appointed as a member of the Board.

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

Policies and Procedures for Transactions with Related Parties

The Company has adopted a written Related Party Transaction Policy that set forth its procedures for the identification, review, consideration and approval or ratification of related person transactions. A related person includes directors, executive officers, beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest. Under the Related Party Transaction Policy, if a transaction involving an amount in excess of $120,000 has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, information regarding the related person transaction must be reviewed and approved by the Company’s audit committee.

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2023 by EisnerAmper LLP (“EisnerAmper”), the Company’s independent registered public accounting firm.

(US Dollars)	2023	2022
Audit fees	$299,687	$—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$299,687	$—

Audit fees for the fiscal years ended December 31, 2023 rendered by EisnerAmper relate to professional services rendered for the audit of our financial statements, quarterly reviews, issuance of consents, and review of documents filed with the SEC.

The following table represents aggregate fees for professional services rendered for the Company by Mayer Hoffman McCann P.C. (“MHM”), its former independent registered public accounting firm for the years ended December 31, 2023 and 2022. Substantially all of MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

(US Dollars)	2023	2022
Audit fees	$318,388	$710,644
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$318,388	$710,644

Audit fees for the fiscal years ended December 31, 2023 and 2022 rendered by MHM relate to professional services rendered for the audits of our fiscal year 2022 financial statements, quarterly reviews prior to the Company’s change in independent registered public accounting firm, issuance of consents, and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The policy generally provides that we will not engage our independent registered public accounting firm (EisnerAmper) to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the policy (“general pre-approval”). Unless a type of service to be provided by our independent registered public accounting firm has received general pre-approval under the policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence.

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
(3)
Exhibits:

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
1.1	Controlled Equity Offering℠ Sales Agreement, dated as of January 26, 2024 by and between Cantor Fitzgerald & Co. and SAB Biotherapeutics, Inc.	8-K	001-39871	1.1	January 26, 2024
2.1+

Agreement and Plan of Merger, dated as of June 21, 2021, by and among Big Cypress Acquisition Corp., Big Cypress Merger Sub Inc, SAB Biotherapeutics, Inc., and Shareholder Representative Services LLC as the Stockholders’ Representative

		8-K	001-39871	2.1+	October 28, 2021
2.2+	First Amendment to Agreement and Plan of Merger, dated August 12, 2021, by and among Big Cypress Acquisition Corp. and SAB Biotherapeutics, Inc.	8-K	001-39871	2.2	October 28, 2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39871	3.1	October 28, 2021
3.2	Amended and Restated Bylaws.	8-K	001-39871	3.2	October 28, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock	8-K	001-39871	3.1	October 2, 2023
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-39871	3.1	November 22, 2023
3.5	Certificate of Amendment to the Certificate of Incorporation, as amended and restated, dated January 2, 2024	8-K	001-39871	3.1	January 3, 2024
4.1	Specimen common stock Certificate of Registrant.	S-1/A	333-258869	4.2	January 4, 2021
4.2	Specimen Warrant Certificate of Registrant (incorporated by reference to Exhibit 4.3 of Form S-1/A.)	S-1/A	333-258869	4.3	January 4, 2021
4.3	Form of Warrant Agreement between Registrant and Continental Stock Transfer & Trust Company.	S-1/A	333-258869	4.4	January 4, 2021
4.4	Form Warrant	10-Q	001-39871	4.1	May 15, 2023
4.5*	Description of Registrant’s Securities
4.6	Form of Preferred Tranche A Warrant	8-K	001-39871	4.1	October 2, 2023
4.7	Form of Preferred Tranche B Warrant	8-K	001-39871	4.2	October 2, 2023
4.8	Form of Preferred Tranche C Warrant	8-K	001-39871	4.3	October 2, 2023
10.1	Amended and Restated Registration Rights Agreement.	8-K	001-39871	10.1	October 28, 2021
10.2¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Eddie J. Sullivan.	8-K	001-39871	10.2¥	October 28, 2021
10.3¥	Executive Employment Agreement, dated November 17, 2021, by and between SAB Biotherapeutics, Inc. and Samuel J. Reich	8-K	001-39871	10.1	November 19, 2021

10.4	Form of Indemnification Agreement.	8-K	001-39871	10.6	October 28, 2021
10.6¥	SAB Biotherapeutics, Inc. 2021 Omnibus Equity Incentive Plan.	8-K	001-39871	10.7	October 28, 2021
10.6¥	SAB Biotherapeutics, Inc. 2021 Employee Stock Purchase Plan.	8-K	001-39871	10.8	October 28, 2021
10.7	Form of Securities Subscription Agreement, dated November 12, 2020, between BCYP and Big Cypress Holdings LLC.	S-4	333-258869	10.3	September 22, 2021
10.8	Securities Purchase Agreement, dated December 7, 2020, between BCYP and Ladenburg Thalmann & Co. Inc. and certain of its employees.	S-4	333-258869	10.4	September 22, 2021
10.9	Placement Unit Subscription Agreement dated January 11, 2021 between the Company and Big Cypress Holdings LLC.	S-4	333-258869	10.5	September 22, 2021
10.10	BCYP Stockholders Support Agreement.	S-4	333-258869	10.7	September 22, 2021
10.11	SAB Stockholders Support Agreement.	S-4	333-258869	10.8	September 22, 2021
10.12¥	Executive Employment Agreement, dated May 20, 2022, by and between SAB Biotherapeutics, Inc. and Alexandra Kropotova	10-K	001-39871	10.5	April 14, 2023
10.13	Third Amendment to Amended and Restated Lease Agreement	10-K	001-39871	10.14	April 14, 2023
10.14	Fourth Amendment to Amended and Restated Lease Agreement	8-K	001-39871	10.1	October 13, 2022
10.15+	Manufacturing Option Agreement, dated October 26, 2022	8-K	001-39871	10.1	November 1, 2022
10.16+	Right of First Refusal Agreement, dated October 26, 2022	8-K	001-39871	10.2	November 1, 2022
10.17	Securities Purchase Agreement dated December 6, 2022, by and between the Company and the purchasers thereto	8-K	001-39871	10.1	December 12, 2022
10.18	Form of Securities Purchase Agreement, dated September 29, 2023 by and among SAB Biotherapeutics, Inc. and the purchasers named therein	8-K	001-39871	10.1	October 2, 2023
10.19¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Michael G. King, dated October 23, 2023	8-K	001-39871	10.1	October 27, 2023
10.20¥	Legacy SAB Biotherapeutics, Inc. 2014 Equity Incentive Plan	S-8	333-277314	99.2	February 23, 2024
10.21¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Eddie J. Sullivan, dated March 5, 2024	8-K	001-39871	10.1	March 8, 2024
10.22¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Christoph Bausch, dated March 5, 2024	8-K	001-39871	10.2	March 8, 2024
16.1	Letter from Mayer Hoffman McCann P.C. to the Securities and Exchange Commission dated July 31, 2023	8-K	001-39871	16.1	July 31, 2023
21.1*	List of Subsidiaries
23.1*	Consent of Mayer Hoffman McCann P.C.
23.2*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included on a signature page of the initial filing of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	SAB Biotherapeutics, Inc. Clawback Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SAB BIOTHERAPEUTICS, INC.

Date: March 28, 2024	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chair and Chief Executive Officer

The undersigned officers and directors of SAB Biotherapeutics, Inc., hereby severally constitute and appoint Samuel J. Reich and Eddie J. Sullivan, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samuel J. Reich	Chair and Chief Executive Officer	March 28, 2024
Samuel J. Reich	(Principal Executive Officer)

/s/ Michael G. King, Jr.	Chief Financial Officer	March 28, 2024
Michael G King, Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eddie J. Sullivan, PhD	President and Director	March 28, 2024
Eddie J. Sullivan, PhD

/s/ Katie Ellias	Director	March 28, 2024
Katie Ellias

/s/ Christine Hamilton, MBA	Director	March 28, 2024
Christine Hamilton, MBA

/s/ Scott Giberson, RPh, MPH, D.Sc.	Director	March 28, 2024
Scott Giberson, RPh, MPH, D.Sc.

/s/ David Link, MBA	Director	March 28, 2024
David Link, MBA

/s/ Erick Lucera	Director	March 28, 2024
Erick Lucera

/s/ Andrew Moin	Director	March 28, 2024
Andrew Moin

/s/ William Polvino, MD	Director	March 28, 2024
William Polvino, MD

/s/ Jeffrey G. Spragens	Director	March 28, 2024
Jeffrey G. Spragens

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SAb Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SAB Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We also have audited the adjustments to the 2022 financial statements to retrospectively reflect the reverse stock split, as described in Note 2. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 financial statements taken as a whole.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SAB Biotherapeutics, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 2, the accompanying consolidated balance sheet of SAB Biotherapeutics, Inc. and Subsidiaries (“Company”) as of December 31, 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). The 2022 financial statements before the effects of the adjustments discussed in Note 2 are not presented herein. In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the reverse stock split described in Note 2, present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the reverse stock split described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by EisnerAmper L.L.P.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mayer Hoffman McCann P.C.

We served as the Company's auditor from 2019 to 2023

San Diego, California

April 14, 2023

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2023	December 31, 2022

Assets
Current assets
Cash and cash equivalents	$56,566,066	$15,046,894
Accounts receivable, net	—	5,556,577
Prepaid expenses and other current assets	2,340,797	1,493,982
Total current assets	58,906,863	22,097,453
Long-term prepaid insurance	350,230	467,694
Operating lease right-of-use assets	1,277,982	1,192,054
Financing lease right-of-use assets	3,669,659	3,896,873
Property, plant and equipment, net	19,736,519	23,250,853
Total assets	$83,941,253	$50,904,927
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$945,927	$3,679,116
Notes payable	1,050,849	772,665
Operating lease liabilities, current portion	669,946	490,794
Finance lease liabilities, current portion	132,004	132,788
Deferred grant income	1,322,410	—
Accrued expenses and other current liabilities	6,692,181	9,917,981
Total current liabilities	10,813,317	14,993,344
Operating lease liabilities, noncurrent	635,777	361,225
Finance lease liabilities, noncurrent	3,418,483	3,629,642
Warrant liabilities	11,774,235	320,930
Notes payable, noncurrent	—	541,644
Total liabilities	26,641,812	19,846,785
Commitments and contingencies (Note 17)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 42,236 shares issued and outstanding at December 31, 2023 and 0 shares issued and outstanding at December 31, 2022, respectively	5	—
Common stock; $0.0001 par value; 800,000,000 shares authorized at December 31, 2023 and December 31, 2022; 9,280,159 and 5,094,901 shares issued, respectively, and 9,225,494 and 5,040,236 outstanding at December 31, 2023 and December 31, 2022, respectively	929	510
Treasury stock, at cost; 54,665 shares held at December 31, 2023 and 2022	(5,521,246)	(5,521,246)
Additional paid-in capital	152,856,874	84,448,633
Accumulated other comprehensive income	26,420	—
Accumulated deficit	(90,063,541)	(47,869,755)
Total stockholders’ equity	57,299,441	31,058,142
Total liabilities and stockholders’ equity	$83,941,253	$50,904,927

*The consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For The Year Ended December 31,
	2023	2022
Revenue
Grant revenue	$2,238,991	$23,904,181
Total revenue	2,238,991	23,904,181
Operating expenses
Research and development	16,515,005	36,438,513
General and administrative	23,799,306	16,383,285
Total operating expenses	40,314,311	52,821,798
Loss from operations	(38,075,320)	(28,917,617)
Other income (expense)
Changes in fair value of warrant liabilities	(4,823,237)	10,399,200
Interest expense	(315,284)	(301,584)
Interest income	584,966	71,072
Other income	435,089	33,754
Total other income (expense)	(4,118,466)	10,202,442
Loss before income taxes	(42,193,786)	(18,715,175)
Income tax expense (benefit)	—	25,629
Net loss	$(42,193,786)	$(18,740,804)
Other comprehensive loss:
Foreign currency translation	$26,420	—
Total comprehensive loss	$(42,167,366)	$(18,740,804)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(7.64)	$(4.31)
Weighted-average common shares outstanding – basic and diluted	5,521,487	4,352,497

*The consolidated statements of operations and comprehensive loss's share and per share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

For the years ended December 31, 2023 and 2022

	Common stock		Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at December 31, 2021	4,348,563	$435	—	$—	$67,678,429	—	$—	$(29,128,951)	$—	$38,549,913
Forward Share Purchase Agreement, final settlement	—	—	—	—	817,060	—	—	—	—	817,060
Repurchase of common stock pursuant to the Forward Share Purchase Agreement	—	—	—	—	5,521,246	(54,665)	(5,521,246)	—	—	—
Stock-based compensation	—	—	—	—	2,674,204	—	—	—	—	2,674,204
Issuance of common stock for exercise of stock options	9,026	1	—	—	76,970	—	—	—	—	76,971
Issuance of common stock and warrants under private placement offering, net of issuance costs of $0.3 million	736,338	74	—	—	7,680,724	—	—	—	—	7,680,798
Net Loss	—	—	—	—	—	—	—	(18,740,804)	—	(18,740,804)
Balance at December 31, 2022	5,093,927	510	—	—	84,448,633	(54,665)	(5,521,246)	(47,869,755)	—	31,058,142
Issuance of common stock for exercise of stock options	1,774	1	—	—	9,581	—	—	—	—	9,582
Issuance of common stock for settlement of accrued liabilities and professional fees	191,689	19	—	—	1,549,982	—	—	—	—	1,550,001
Professional fees settled with warrants	—	—	—	—	3,831,171	—	—	—	—	3,831,171
Professional fees settled with shares	38,095	4	—	—	239,996	—	—	—	—	240,000
Issuance of Series A Preferred Stock and warrants under private placement offering	—	—	7,500	1	—	—	—	—	—	1
Series A Preferred Stock warrant exercise	—	—	59,654	6	60,353,789	—	—	—	—	60,353,795
Conversion of Series A Preferred Stock into common shares	3,954,674	395	(24,918)	(2)	2	—	—	—	—	395
Stock-based compensation	—	—	—	—	2,423,720	—	—	—	—	2,423,720
Net loss	—	—	—	—	—	—	—	(42,193,786)	—	(42,193,786)
Foreign currency translation	—	—	—	—	—	—	—	—	26,420	26,420
Balance at December 31, 2023	9,280,159	$929	42,236	$5	$152,856,874	(54,665)	$(5,521,246)	$(90,063,541)	$26,420	$57,299,441

*The consolidated statements of stockholder's equity share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(42,193,786)	$(18,740,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,653,151	3,169,429
Amortization of finance right-of-use assets	92,131	122,449
Stock-based compensation expense	2,423,720	2,674,203
Gain on sale of equipment	44,493	(15,805)
Gain on partial lease termination	—	(32,208)
Loss on private placement issuance	3,402,784	—
Gain from private placement warrant termination	(3,572,920)	—
Changes in fair value of warrant liabilities	4,823,237	(10,399,200)
Professional fees settled with equity instruments	3,881,566	—
Changes in operating assets and liabilities
Accounts receivable	5,556,577	2,454,131
Prepaid expenses	(523,610)	674,552
Operating lease right-of-use assets	387,299	53,441
Accounts payable	(2,701,720)	(779,425)
Due to related party	—	(2,367)
Deferred grant income	1,322,410	(100,000)
Accrued expense and other current liabilities	(1,714,737)	(2,537,907)
Net cash used in operating activities	(25,119,405)	(23,459,511)

Cash flows from investing activities:
Proceeds from the sale of equipment	44,450	76,390
Purchases of equipment	(197,154)	(2,166,414)
Net cash used in investing activities	(152,704)	(2,090,024)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	7,680,799
Proceeds from private placement issuance of preferred stock and warrants	7,500,000	—
Proceeds from exercise of private placement preferred warrants	59,654,000	—
Payments related to the Forward Share Purchase Agreement	—	(5,521,246)
Proceeds from issuance of notes payable	765,194	1,236,125
Payments of notes payable	(1,028,654)	(2,260,183)
Principal payments on finance leases	(126,985)	(161,055)
Proceeds from exercise of stock options	9,582	76,971
Net cash provided by financing activities	66,773,137	1,051,411

Effect of exchange rate changes on cash and cash equivalents	18,144	—

Net increase (decrease) in cash and cash equivalents	41,519,172	(24,498,124)
Cash and cash equivalents
Beginning of year	15,046,894	39,545,018
End of year	$56,566,066	$15,046,894
Supplemental cash flow information:
Cash paid for interest	$245,481	$293,392
Cash paid for income taxes	$—	$25,629

Supplemental information on non-cash investing and finance activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$993,811	$65,088
Right-of-use assets forfeited due to partial lease terminations	$—	$447,810
Operating lease liabilities eliminated due to partial lease terminations	$—	$480,035
Note payable issued in consideration for abated lease payments	$—	$541,644
Settlement of accrued liabilities through the issuance of common stock	$1,500,000	$—
Issuance of common stock for prepaid marketing and investor related consulting services	$240,000	$—
Fair value of private placement preferred warrant liability associated with warrant exercise	$699,795	$—

See accompanying notes to the consolidated financial statements.

SAb Biotherapeutics, Inc. and subsidiaries

Notes to conSOLIDATED financial statements

(1) Nature of Business

SAB Biotherapeutics, Inc., a Delaware corporation (“SAB” or “SAB Biotherapeutics”, and together with its subsidiaries, the “Company”), is a clinical-stage biopharmaceutical company focused on the development and commercialization of a portfolio of products from its proprietary immunotherapy platform to produce fully targeted human polyclonal antibodies, without using human plasma or serum. SAB’s novel immunotherapy platform that is developing fully-human hIgC for delaying onset or progression of T1D.

Australian Research and Development Tax Credit

In June 2023, the Company formed a new subsidiary in Australia, SAB BIO PTY LTD, a proprietary limited company (“SAB Australia”), primarily to conduct preclinical and clinical activities for product candidates. SAB Australia’s research and development activities qualify for the Australian government’s tax credit program, which provides a 39.5% credit for qualifying research and development expenses. The Company started Phase 1 trials in the fourth quarter of 2023.

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses, negative cash flows from operations and, as of December 31, 2023, had an accumulated deficit of $90.1 million. The Company anticipates to continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

On September 29, 2023, the Company entered into a securities purchase agreement with certain accredited investors (the “September 2023 Purchase Agreement”), pursuant to which the Company agreed to issue and sell shares of preferred stock and warrants, in a private placement which provides for up to $110 million in proceeds across multiple tranches. Between October 2023 and November 2023, the Company received an aggregate of approximately $67.1 million for shares of preferred stock issued in this private placement offering. See Note 12, Warrants for further information about the private placement offering.

Based on the Company’s current level of operating expenses, existing resources will be sufficient to cover operating cash needs through the twelve months following the date these financials are issued. The Company plans to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should the Company seek additional financing from outside sources, the Company may not be able to raise such financing on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when required or on acceptable terms, the Company may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

(2) Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying consolidated financial statements is set forth below.

Basis of presentation

The financial statements have been prepared in conformity with GAAP and include all adjustments necessary for the fair presentation of the Company’s financial position for the years presented.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries, SAB Sciences, Inc., SAB LLC, SAB Capra, LLC, Aurochs, LLC, and SAB Australia. Intercompany balances and transactions have been eliminated in consolidation.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements. The Company has used significant estimates in its determination of stock-based compensation assumptions, determination of the fair value of the Private Placement Warrant liabilities, determination of the incremental borrowing rate (“IBR”) used in the calculation of the Company’s right of use assets and lease liabilities, estimation of clinical and other accruals and the valuation allowance on deferred tax assets. Actual amounts realized may differ from these estimates.

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

The Company accounts for warrants to purchase its preferred and common stock pursuant to ASC Topic 470, Debt, and ASC Topic 480, Distinguishing Liabilities from Equity, and classifies warrants for preferred and common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 13, Fair Value Measurements) and any changes in fair value are reflected in other income and expense. The warrants classified as equity are reported at their estimated relative fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 13, Fair Value Measurements.

Cash, cash equivalents, and restricted cash

Cash equivalents include short-term, highly liquid instruments, consisting of money market accounts and short-term investments with original maturities at the date of purchase of 90 days or less.

Accounts receivable

Accounts receivable are carried at original invoice amount, less an allowance for doubtful accounts. The Company estimates an allowance for doubtful accounts for potential credit losses that are expected to be incurred, based on management’s assessment of the collectability of specific accounts, the aging of the accounts receivable, historical information and other currently available evidence. Receivables are written off when deemed uncollectible. To date, no receivables have been written off. The Company had no allowance for doubtful accounts as of December 31, 2023 and 2022.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the year ended December 31, 2023 and 2022.

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

During the years ended December 31, 2023 and 2022, the Company had contracts with multiple CROs to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may be a material change in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the years ended December 31, 2023 and 2022, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trial.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the years ended December 31, 2023 and 2022.

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

Grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred or conditions of the grants are met. Deferred grant income represents grant proceeds received by the Company prior to the period in which the underlying research and development services have not yet been performed. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC

958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Expenses for grants are tracked by using a project code specific to the grant, and the employees also track hours worked by using the project code.

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net income and are included in “Accumulated other comprehensive income, net” in the accompanying Consolidated Balance Sheets.

Comprehensive income (loss)

Foreign currency translation adjustments of $26 thousand represent the difference between net loss and comprehensive loss for the year ended December 31, 2023. The Company had no items of comprehensive loss other than its net loss for the year ended December 31, 2022.

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

Earnings per share

In accordance with ASC 260, Earnings per Share(“ASC 260”), basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the period including potential dilutive common shares such as stock options.

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

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive regime described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time and it is included in other income in the consolidated statements of operations.

Retroactive Adjustments for Common Stock Reverse Split

On January 5, 2024, the Company completed a 1-for-10 reverse stock split of the Company’s Common Stock. As a result of the Reverse Stock Split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock, without any change to the par value per share. All share and per share numbers in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require (i) enhanced disclosures in connection with an entity's effective tax rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

(4) Revenue

During the years ended December 31, 2023 and 2022, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $2.2 million and $23.9 million respectively, for the years ended December 31, 2023 and 2022.

NIH-NIAID (Federal Award #1R44AI117976-01A1) – this grant was for $1.4 million and started in September 2019 through August 2021. This grant was subsequently amended to extend the end date to August 2022. No grant income was recognized for the year ended December 31, 2023. For the year ended December 31, 2022, there was approximately $182 thousand in grant income recognized from this grant. This grant was completed in 2022.

NIH-NIAID (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. For the years ended December 31, 2023 and 2022, approximately $192 thousand and $328 thousand, respectively, in grant income was recognized from this grant. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the end date to July 2023. For the years ended December 31, 2023 and 2022, there was approximately $273 thousand and $1.1 million, respectively, in grant income recognized from this grant. This grant was completed as of June 30, 2023.

DoD, JPEO through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. For the years ended December 31, 2023 and 2022, there was approximately $1.8 million and $22.2 million, respectively, in grant income recognized from this grant. This grant was terminated in 2022.

The grants for the JPEO Rapid Response contract are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, the Company received notice from the DoD terminating the JPEO Rapid Response contract. The Company engaged in negotiations with the DoD to compensate the Company for services provided prior to the JPEO Rapid

Response Contract Termination and costs the Company would be expected to bear in future periods. A termination and settlement proposal was submitted the DoD on September 9, 2022; the Company submitted a final invoice on December 15, 2022; and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of the tasks provided in the agreement. At this time, other than certain deferred obligations (presented within deferred grant income within the Company's consolidated balance sheet) potentially payable to the DoD solely due to subsequent negotiations with third-party vendors, the Company believes and has been advised there is a reasonable, good faith basis for the position that no present or future obligations exist. Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies in the Company's consolidated financial statements for further information about the Company's established revenue recognition process.

(5) Earnings per share

Since the Company reported a net loss for the years ended December 31, 2023 and 2022, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the years ended December 31, 2023 and 2022, as the potential dilutive securities are anti-dilutive.

	For The Year Ended December 31,
	2023	2022
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(42,193,786)	$(18,740,804)
Weighted-average common shares outstanding – basic and diluted	5,521,487	4,352,497
Net loss per share, basic and diluted	$(7.64)	$(4.31)

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

	For The Year Ended December 31,
	2023	2022
Stock options and awards	72,804	219,336
Convertible Debt	39,718	36,829
Common Stock Warrants (1)	2,233,407	595,860
Earnout Shares (2)	1,049,193	1,049,193
Series A Preferred Stock (3)	6,704,127	—
Preferred Stock Warrants (4)	23,803,334	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	34,053,389	2,052,024
(1)
Contained within Common Stock Warrants are the 575,000 the Public Warrants, 20,860 warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 30,000 warrants held by Ladenburg Thalmann & Co. Inc. (the “Ladenburg Warrants”), 736,337 warrants issued to the investors in the December 2022 Private Placement (the “the PIPE Warrants”), 21,091 warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 warrants issued to the placement agent in the October 2023 Private Placement. See Note 12, Warrants for further details on the Company’s outstanding warrants.
(2)
The Earnout Shares are subject to certain vesting requirements not satisfied as of the years ended December 31, 2023 and 2022. The Earnout Shares held in escrow are excluded from calculating both basic and diluted earnings per share. See Note 10, Stockholders’ Equity for further details on the Company’s outstanding equity instruments.
(3)
Represents shares of common stock underlying 42,236 issued, outstanding, and convertible Series A-2 Preferred shares.
(4)
Represents 6,800,953 and 17,002,381 common shares underlying 42,846 outstanding Tranche B Warrants and 107,115 outstanding Tranche C Warrants, respectively.

(6) Property, Plant and Equipment

As of December 31, 2023 and 2022, the Company’s equipment was as follows:

	December 31, 2023	December 31, 2022
Laboratory equipment	$9,415,210	$9,000,114
Animal facility leasehold improvements	8,357,667	8,357,667
Animal facility equipment	1,137,666	1,141,213
Construction-in-progress	—	308,317
Leasehold improvements	9,296,344	9,296,343
Vehicles	208,453	192,683
Office furniture and equipment	1,233,038	1,233,038
Total Property, plant and equipment, gross	29,648,378	29,529,375
Less: accumulated depreciation and amortization	(9,911,859)	(6,278,522)
Property, plant and equipment, net	$19,736,519	$23,250,853

Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $3.7 million and $3.2 million, respectively.

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

As of December 31, 2023 and 2022, the Company’s construction-in-progress was as follows:

	December 31, 2023	December 31, 2022
New office space at Headquarters	$—	$85,767
IT equipment at Headquarters	—	84,739
Software	—	137,811
Total construction-in-progress	$—	$308,317

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

The Company entered into a lease for office, laboratory, and warehouse space in November 2020, which the Company amended in July 2022. This lease has a 3-year term, with options to extend for 3 additional periods of 3 years each. The options were not included in the right of use calculation as it is unclear as to whether or not the location will meet the Company’s requirements beyond the next three years. The July 2022 amendment was accounted for as a separate contract under ASC 842 – Leases. This lease was renewed in November 2023. The lease costs are $36 thousand, $3 thousand, and $31 thousand per month for the November 2020 lease agreement, the July 2022 amended lease agreement, and the November 2023 lease renewal, respectively. The Company used an IBR of 4.69%, 6.60%, and 8.14% as the discount rate when measuring the operating lease liability for the November 2020 lease agreement, the July 2022 amended lease agreement, and the November 2023 lease renewal, respectively. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

The Company has the following finance leases:

•
In December 2018, the Company entered into a finance lease with Dakota Ag Properties for a new animal facility which includes the surrounding land. The facility and the land have been accounted for as separate lease components. The lease is based upon payback of $4 million in construction costs, with a 20-year term at an interest rate of 8%. The monthly payment for this lease is $34 thousand. The Company has the option to purchase the asset at any time during the term of the lease for the balance of the unamortized lease payments.
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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

Animal Facility	40 years
Equipment	3 –7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of December 31, 2023 are:

	Operating	Finance
Weighted-average remaining lease term	2.23	14.92
Weighted-average discount rate	7.83%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2023:

	Operating	Finance
2024	$740,277	$401,496
2025	371,957	401,496
2026	309,964	401,496
2027	—	401,496
2028	—	401,496
Thereafter	—	3,981,502
Undiscounted future minimum lease payments	1,422,198	5,988,982
Less: Amount representing interest payments	(116,475)	(2,438,495)
Total lease liabilities	1,305,723	3,550,487
Less current portion	(669,946)	(132,004)
Noncurrent lease liabilities	$635,777	$3,418,483

Operating lease expense was approximately $1.0 million and $1.2 million, respectively, for the years ended December 31, 2023 and 2022. Operating lease costs are included within research and development expenses on the consolidated statements of operations.

Finance lease costs for the years ended December 31, 2023 and 2022 included approximately $0.1 million and $0.1 million respectively, in right-of-use asset amortization and approximately $0.3 million and $0.3 million, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $0.6 million and $0.4 million, respectively, for the year ended December 31, 2023. Cash payments under operating and finance leases were approximately $1.2 million and $0.4 million, respectively, for the year ended December 31, 2022.

(8) Accrued Expenses and Other Current Liabilities

As of December 31, 2023 and 2022, accrued expenses and other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued vacation	$656,132	$511,849
Accrued payroll	412,943	357,390
Accrued construction-in-progress	—	85,767
Accrued consulting	174,554	186,833
Accrued clinical trial expense	363,937	355,479
Accrued outside laboratory services	116,498	1,106,903
Accrued bonus & severance	2,331,233	950,324
Accrued contract manufacturing	—	25,129
Accrued legal	907,816	856,505
Accrued financing fees payable	1,461,149	4,910,500
Accrued franchise tax payable	40,000	50,000
Accrued interest	77,995	8,192
Other accrued expenses	149,924	513,110
	$6,692,181	$9,917,981

(9) Notes Payable

As of December 31, 2023 and 2022, notes payable was as follows:

	December 31, 2023	December 31, 2022
Insurance financing note payable	$509,205	$772,665
8% Unsecured Convertible Note	541,644	541,644
Total notes payable	1,050,849	1,314,309
Less: notes payable - current portion	1,050,849	772,665
Notes payable, noncurrent	$—	$541,644

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

Pursuant to the 8% Unsecured Convertible Note, the Company shall pay the sum of approximately $542 thousand (the “Principal”) plus accrued and unpaid interest thereon on September 30, 2024 (the “Maturity Date”). Simple interest shall accrue on the outstanding Principal from and after the date of the 8% Unsecured Convertible Note and shall be payable on the Maturity Date. Sanford Health shall have the right, but not the obligation, to convert all or any part of the outstanding Principal of the 8% Unsecured Convertible Note, together with any accrued and unpaid interest thereon to the date of such conversion, into such number of fully paid and non-assessable shares of the Company’s common stock, at any time and from time to time, prior to the later of the Maturity Date and the date on which the 8% Unsecured Convertible Note is paid in full, subject to certain restrictions, at a conversion price per share of common stock equal to greater of (x) $15.00 and (y) the price at which the Company sells shares of common stock in any bona fide private or public equity financing prior to the Maturity Date.

The Company evaluated the treatment of the 8% Unsecured Convertible Note under ASC 470 and determined the Principal in its entirety would be allocated to debt. The Company’s consolidated balance sheet as of December 31, 2023, includes accrued interest relating to the 8% Unsecured Convertible Note of approximately $43 thousand.

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

The total premiums, taxes and fees financed is approximately $765 thousand with an annual interest rate of 7.96%. In consideration of the premium payment by Lender to the insurance companies or the agent or broker, the Company unconditionally promises to pay Lender the amount financed plus interest and other charges permitted under the agreement. At December 31, 2023 and 2022, the Company recognized approximately $509 thousand and $773 thousand, respectively, as an insurance financing note payable in its consolidated balance sheets. The Company will pay the insurance financing through installment payments with the last payment for the current note being on September 22, 2024.

(10) Stockholder's Equity

Authorized Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Series A Preferred Stock

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

On October 3, 2023, the Company closed on the issuance of the 7,500 shares of Series A-1 Preferred Stock (the “Initial Issuance Date”). In connection with the issuance of the 7,500 shares of Series A-1 Preferred Stock, gross proceeds were $7.5 million, before deducting fees to be paid to the placement agent and financial advisors of the Company and other offering expenses payable by the Company. The Company intends to use the net proceeds from the September 2023 Offering for working capital purposes and other general corporate purposes and to advance its SAB-142-101 clinical trial.

The Company recorded $7.5 million in gross proceeds associated with the initial issuance of the 2023 Private Placement transaction whereby the Company issued 7,500 shares of Series A-1 Convertible preferred stock and warrants to purchase common stock in the combined company. The Company estimated the initial value of the warrants to be $10.9 million. Since the warrants are classified as liabilities, the initial amount recorded as the warrant liability was equal to the estimated fair value of the warrants. Since the fair value of these warrants exceeded the equity proceeds, the entire amount of proceeds were allocated to the warrants and the remaining value allocated to the warrants resulted in a $3.4 million loss on the issuance of the Series A Preferred Stock.

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
•
On the first trading day following the announcement of the Stockholder Approval, each share of Series A-1 Preferred Stock will automatically convert into common stock, at the conversion price of $6.30 per share (the “Conversion Price”), provided that to the extent such conversion would cause a holder of Series A-1 Preferred Stock to exceed the applicable beneficial ownership limitation, such holder will receive shares of Series A-2 Preferred Stock in lieu of common stock.
•
At the option of the holder, each share of Series A-2 Preferred Stock and Series A-3 Preferred Stock will be convertible into common stock, at the Conversion Price (which is subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization).

The Preferred Tranche A Warrants were exercisable beginning on October 2, 2023, (the “Issuance Date”) (as defined in the Form of Preferred Tranche A Warrant) until the earlier of (i) fifteen (15) trading days following the date of the public announcement of the fulsome data set from the Sanofi S.A. Protect trial or (ii) December 15, 2023. If any purchaser in the September 2023 Offering failed to exercise their Preferred Tranche A Warrant in full prior to its expiration date, such purchaser forfeited all Preferred Tranche A Warrants, Preferred Tranche B Warrants, and Preferred Tranche C Warrants issued to them.

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

Pursuant to the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock, (the “Certificate of Designation”), all shares of Series A-1 Preferred Stock, subject to the Stockholder Approval obtained in November 2023, were automatically converted into an aggregate of 3,954,674 shares of common stock, par value $0.0001 per share and 42,236 shares of Series A-2 Preferred Stock, par value $0.0001 per share, of the Company (the “Series A-2 Preferred Stock”).

Following Shareholder Approval of the September 2023 Private Placement on November 22, 2023, the Company issued 67,154 shares of Series A-1 Convertible Preferred Stock. Following shareholder approval of the Company's 2023 Private Placement transaction, 24,918 shares of Series A-1 Convertible Preferred Stock were converted into 3,954,674 common shares, with the remaining 42,236 shares of Series A-1 Convertible Preferred Stock being converted into Series A-2 Convertible preferred stock.

For information pertaining to the Company’s outstanding warrants to purchase shares of the Company’s preferred stock, see Note 12, Warrants.

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

The Earnout Shares shall be released in four equal increments as follows:

(i)
25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $150.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “First Earnout”).
(ii)
25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $200.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “Second Earnout”).
(iii)
25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $250.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “Third Earnout”).
(iv)
25% of the Earnout Shares shall be released if, at any time during the five (5)-year period immediately following the Closing Date, the VWAP of the Company’s publicly traded common stock is greater than or equal to $300.00 for any twenty (20) trading days within a period of thirty (30) consecutive trading days (the “Fourth Earnout” and together with the First Earnout, the Second Earnout and the Third Earnout, the “Earnouts”).

Pursuant to the terms of the Business Combination Agreement, SAB Biotherapeutics’ securityholders (including vested option holders) who own SAB Biotherapeutics securities immediately prior to the Closing Date will have the contingent right to receive their pro rata portion of (i) an aggregate of 1,200,000 shares of common stock (“Earnout Shares”), of which 150,806 are contingently issuable based upon future satisfaction of the aforementioned VWAP thresholds. The remaining 1,049,194 are legally issued and outstanding, if the Company does not meet the above VWAP thresholds, or a change in control with a per share price below the VWAP thresholds occurs within a five-year period immediately following the Closing Date, the shares will be returned to the Company.

The Earnout Shares are indexed to the Company’s equity and meet the criteria for equity classification. On the Closing Date, the fair value of the 1,200,000 Earnout Shares was $101.3 million. The Company recorded the Earnout Shares as a stock dividend by reducing additional paid-in capital, which was offset by the increase in additional paid-in capital associated with the Business Combination.

Warrants

For information pertaining to the Company’s outstanding warrants to purchase shares of the Company’s common stock, see Note 12, Warrants.

(11) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of December 31, 2023, there were 732,430 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 323,755 shares of common stock available for grant and 408,675 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At of the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of Shares of Common Stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional Shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 Shares. As of December 31, 2023, there were 1,287,762 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan, with 620,031 shares of common stock available for grant and 667,731 shares of common stock underlying outstanding grants.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the years ended December 31, 2023 and 2022 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding options, December 31, 2022	709,470	$19.87	5.79	$109,891
Granted	376,174	$6.20
Forfeited	(59,349)	$16.43
Exercised	(1,774)	$5.40
Expired	(15,002)	$19.54
Outstanding options, December 31, 2023	1,009,519	$15.01	6.19	$664,967
Options vested and exercisable, December 31, 2023	523,126	$20.19	3.45	$315,915

Total unrecognized compensation cost related to non-vested stock options as of December 31, 2023 was approximately $3.1 million and is expected to be recognized within future operating results over a weighted-average period of 3.11 years.

The weighted average grant date fair value of options granted during the years ended December 31, 2023 and 2022, was $4.93 and $7.80 per share, respectively. During the years ended December 31, 2023 and 2022, 124,530 options vested with a fair value totaling $2.5 million and 63,466 options vested with a fair value totaling $3.1 million, respectively.

The estimated fair value of stock options granted during to employees and consultants for the years ended December 31, 2023 and 2022, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Year Ended December 31,
	2023	2022
Expected volatility	80.2 - 85.9%	78.0 - 97.4%
Weighted-average volatility	82.7%	94.1%
Expected dividends	—%	—%
Expected term (in years)	5.77 - 6.08	5.50 - 6.08
Risk-free rate	3.50 - 4.67%	1.38 - 3.56%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the year ended December 31, 2023 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2022	35,000	$17.22
Granted	31,887	$5.35
Vested	(12,816)	$1.72
Unvested as of December 31, 2023	54,071	$10.16

At December 31, 2023, the Company had an aggregate of $0.5 million of unrecognized equity-based compensation related to restricted stock units outstanding. During the year ended December 31, 2023, 12,816 shares with a fair value of $0.2 million vested. At December 31, 2023, the Company had 12,816 restricted stock units vested but not issued. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 2.87 years.

Stock-based compensation expense

Stock-based compensation expense for the December 31, 2023 and 2022 was as follows:

	For The Year Ended December 31,
	2023	2022
Research and development	$619,487	$857,331
General and administrative	1,804,233	1,816,873
Total	$2,423,720	$2,674,204

(12) Warrants

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company's common stock at a price of $115.00 per share, subject to adjustment as discussed herein.

Once the warrants become exercisable, the Company may call the warrants for redemption:

•
in whole and not in part;

•
at a price of $0.01 per warrant;

upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

•
if, and only if, the reported last sale price of the common stock equals or exceeds $180.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Private Placement Warrants

The Private Placement Warrants and the common stock issuable upon the exercise of the Private Placement Warrants were not transferable, assignable or saleable until after the completion of the Company's merger transaction in 2021. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable as long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

As of December 31, 2023, 20,860 Private Placement Warrants classified as liabilities were outstanding.

PIPE Warrants and PIPE Placement Agent Warrants

In December 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company of 736,337 shares of common stock and warrants to purchase up to 736,337 shares of common stock (the “PIPE Warrants”), in a private placement offering. The combined purchase price each share and accompanying PIPE Warrant was $10.80 (the “December 2022 Private Placement”). Three directors of the Company participated in the December 2022 Private Placement, each paying a $1.25 premium per share and accompanying PIPE Warrant. The PIPE Warrants, including those purchased by the participating directors of the Company, are exercisable beginning six months from the date of issuance at an exercise price equal to $10.80 per share, and are exercisable for five years from the date of issuance. The Company received gross proceeds of approximately $8.0 million before deducting transaction related fees and expenses. The Company paid Brookline Capital Markets, the placement agent, a cash fee equal to seven percent of the gross proceeds received by the Company in the December 2022 Private Placement. The Company also issued Brookline Capital Markets a warrant to purchase up to an aggregate of 21,091 shares of common stock (the “PIPE Placement Agent Warrants”), equal to 7% of the number of shares purchased by investors introduced to the Company by Brookline Capital Markets. The PIPE Placement Agent Warrants have an exercise price equal to $13.50 per share and are exercisable six months from the date of issuance and expire five years from the date of issuance.

2023 Ladenburg Agreement Warrants

On March 21, 2023, the Company entered into a settlement agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), effective March 23, 2023 (the “2023 Ladenburg Agreement”, regarding the action brought by Ladenburg, the “Ladenburg Action”). In connection with the 2023 Ladenburg Agreement, on March 24, 2023, the Company (i) issued the Ladenburg Warrants to purchase up to 30,000 shares of common stock, exercisable for three years from the date of issuance at $5.424 per share; and (ii) furnished to Ladenburg a one-time cash payment of $500 thousand. Pursuant to the terms and subject to the conditions set forth in the 2023 Ladenburg Agreement, the Company will (i) no later than June 30, 2023, pay $1.5 million to Ladenburg in cash or shares of common stock, at the Company’s option; and (ii) no later than December 31, 2023, pay $1.1 million to Ladenburg in cash or shares of common stock, at the Company’s option. Following the completion of the Company’s obligations under the 2023 Ladenburg Agreement, Ladenburg has agreed to dismiss the Ladenburg Action with prejudice and extinguish any and all obligations of the Company in connection therewith. All consideration contemplated by the 2023 Ladenburg Agreement are contained within accrued expenses and other current liabilities within the Company’s consolidated balance sheet as of December 31, 2022. On June 30, 2023, in accord with the terms of the agreement, the Company issued 191,689 shares of common stock to satisfy a portion of its obligations under the 2023 Ladenburg Agreement. Following the completion of the 2023 Private Placement, the Company settled the remaining $1.1 million due to Ladenburg in cash.

September 2023 Purchase Agreement Warrants

As of December 31, 2023, the Company now has outstanding 42,846 Tranche B Warrants to acquire shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $42.85 million, and 107,115 Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

Both the Tranche B Warrants and Tranche C Warrants were classified as derivative liabilities because they are redeemable for cash upon occurrence of a Fundamental Transaction, as defined in the Forms for such warrants, which may be outside the control of the Company.

Preferred Placement Agent Warrant

On November 21, 2023 the Company issued to Chardan Capital Markets LLC, the placement agent for the Preferred Warrants, a warrant to purchase 850,119 shares (as adjusted following the Reverse Stock Split) of the Company’s common stock (“the Preferred PIPE Placement Agent Warrants”) The Preferred PIPE Placement Agent Warrants have an exercise price equal to $6.30 per share (subject to adjustment for stock dividends and splits) and are exercisable in whole or in part, at any time or times on or after the issuance date and on or before October 2, 2028. The Preferred Placement Agent Warrant was classified in equity in additional paid-in capital.

The following table summarizes warrant activity for the year ended December 31, 2023:

	Outstanding December 31, 2022	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2023
Transaction					—
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	—	30,000	—	—	30,000
Tranche A Warrants	—	70,500	59,654	10,846	—
Tranche B Warrants	—	52,000	—	9,154	42,846
Tranche C Warrants	—	130,000	—	22,885	107,115
Preferred PIPE Placement Agent Warrants	—	850,119	—	—	850,119

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheets as of December 31, 2023 and 2022. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the years ended December 31, 2023 and 2022.

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

The Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and the Private Placement Warrants held privately by assignees of Big Cypress Holdings LLC, were classified as a Level 3 fair value measurement, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Private Placement Warrants.

The key inputs into the valuations as of the December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Risk-free interest rate	4.03%	4.00%
Expected term remaining (years)	2.81	3.81
Implied volatility	85.0%	82.0%
Closing common stock price on the measurement date	$0.69	$0.59

Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Preferred Warrant. As a result, the Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheet as of December 31, 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statement of operations for the year ended December 31, 2023.

On the Initial Issuance Date, the Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Tranche A Warrant as of the Initial Issuance Date was as follows:

October 3, 2023 Initial Measurement
Risk-free interest rate (1)	5.58%
Expected term remaining (years) (1)	0.16
Implied volatility	65.0%
Underlying Stock Price (Preferred Series A)	$546.30

(1)

Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations account for various potential dates for the public announcement of the comprehensive data set from the Sanofi S.A. Protect trial, spanning from mid-October to December 15, 2023.

The key inputs utilized in determining the fair value of each Tranche B Warrants as of the Initial Issuance Date and December 31, 2023 were as follows:

	October 3, 2023 Initial Measurement (2)	December 31, 2023
Risk-free interest rate (1)	2.68%	2.58%
Expected term remaining (years) (1)	0.75	0.69
Implied volatility	75.0%	85.0%
Underlying Stock Price (Preferred Series A)	$546.30	$560.56

(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations take into account the various potential dates for the announcement of the SAB-142-101 data. Specifically, the Company assumed a 50.0% probability of no data release on the Initial Measurement Date. This probability was later adjusted to 45.0% as of December 31, 2023.
(2)
Reflects a 5% discount for lack of marketability.

The key inputs utilized in determining the fair value of each Tranche C Warrants as of the Initial Issuance Date and December 31, 2023 were as follows:

	October 3, 2023 Initial Measurement (2)	December 31, 2023
Risk-free interest rate (1)	4.80%	3.85%
Expected term remaining (years) (1)	5.15	4.91
Implied volatility	85.0%	85.0%
Underlying Stock Price (Preferred Series A)	$546.30	$560.56

(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the company's estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to the company's dissolution before 2028. Initially, the company estimated a 20.0% probability of continuing operations through the expected remaining term. This probability was later adjusted to 25.0% as of December 31, 2023.
(2)
Reflects a 5% discount for lack of marketability.

Equity Classified Warrants

The Company determined the Ladenburg Warrants, PIPE Warrants, PIPE Placement Agent Warrants, and Preferred PIPE Placement Agent Warrants met all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, they are presented within additional paid-in capital within Company’s consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

Warrants classified as equity are initially measured at fair value. Subsequent changes in fair value are not recognized as long as the warrants continue to be classified as equity.

The initial fair value of each PIPE Warrant and PIPE Placement Agent Warrant issued was determined using the Black-Scholes option-pricing model. All relevant terms and conditions for the PIPE Warrant and PIPE Placement Agent Warrant are identical with the exception of the exercise prices of $10.80 and $13.50, respectively.

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

Upon initial measurement, the fair value of the PIPE Warrants and PIPE Placement Agent Warrants were determined to be $0.42 and $0.39 per warrant, respectively, for aggregate fair values of approximately $3.1 million and $82 thousand, respectively. In the Private Placement, the Company recognized the PIPE Warrants and PIPE Placement Agent Warrants on a relative fair value basis with approximately $2.2 million and $58 thousand being allocated to each as a component of additional paid-in capital within the Company’s consolidated statements of changes in stockholders’ equity and consolidated balance sheets as of December 31, 2023 and 2022.

The initial fair value of each Ladenburg Warrant issued and exercisable at $5.424 has been determined using the Black-Scholes option-pricing model.

The key inputs into the valuations as of the 2023 Ladenburg Agreement initial measurement date, March 21, 2023, were as follows:

Initial Measurement
Risk-free interest rate	3.98%
Expected term remaining (years)	3.00
Implied volatility	94.0%
Closing common stock price on the measurement date	$0.52

Upon initial measurement, the fair value of each Ladenburg Warrant was determined to be $3.10, per warrant for a value of approximately $93 thousand. The total fair value of the Ladenburg Warrants was recognized by the company as a non-cash expense and allocated to additional paid-in capital within the Company’s consolidated statement of changes in stockholders’ equity and consolidated balance sheet.

The initial fair value of each Preferred Placement Agent Warrant issued and exercisable at $6.30 has been determined using the Black-Scholes option-pricing model.

The key inputs into the valuations as of the October 3, 2023 initial measurement date were as follows:

Initial Measurement
Risk-free interest rate	4.80%
Expected term remaining (years)	5.00
Implied volatility	85.0%
Closing common stock price on the measurement date	$0.63

Upon initial measurement, the fair value of each Preferred Placement Agent Warrant was determined to be $4.40, per warrant for a value of approximately $3.7 million. The total fair value of the Preferred PIPE Placement Agent Warrants was recognized by the Company as a non-cash expense and allocated to additional paid-in capital within the Company’s consolidated statement of changes in stockholders’ equity and consolidated balance sheet.

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

The following table presents information about the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2023
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$172,500	$172,500	$—	$—
Private Placement Warrant liability	6,258	—	—	6,258
Preferred Warrants	11,595,477	—	—	11,595,477
Total	$11,774,235	$172,500	$—	$11,601,735

	As of December 31, 2022
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$310,500	$310,500	$—	$—
Private Placement Warrant liability	$10,430	—	—	10,430
Total	$320,930	$310,500	$—	$10,430

The following table provides a summary of changes in Level 3 fair value measurements for the Private Placement Warrant Liability:

Balance, December 31, 2022	$10,430
Change in fair value of Private Placement Warrant liability	(4,172)
Balance, December 31, 2023	$6,258

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Fair Value as of October 3, 2023	$10,902,784
Change in fair value (1)	692,693
Fair Value as of December 31, 2023	$11,595,477

(1)

Includes the impact of a $3.6 million non-cash gain on termination of private placement warrants consisting of 10,486 Tranche A Warrants with a value of $0.1 million, 9,154 forfeited Tranche B Warrants with a value of $1.1 million and 22,885 forfeited Tranche C Warrants with a value of $2.4 million; the final liability value of the Tranche A Warrants prior to exercise of $0.7 million; and the increase in the fair value of the outstanding Preferred Warrants between measurement dates of $5.0 million.

As of December 31, 2023 and 2022, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accounts receivable, accounts payable, notes payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Income Taxes

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Tax Carryforwards	$10,270,136	$5,576,496
Compensation Accruals	2,308,984	1,781,746
Amortizable R&D Intangibles	8,308,095	7,243,110
Other Deferred Tax Assets	1,189,854	1,220,784
Total deferred tax assets	22,077,069	15,822,136
Less valuation allowance	(19,221,678)	(12,330,481)
Total deferred tax assets	2,855,391	3,491,655
Deferred tax liabilities:
PPE	$2,579,641	$3,240,489
Other Deferred Tax Liabilities	275,750	251,166
Total deferred tax liabilities	2,855,391	3,491,655
Net deferred tax asset (liability)	$—	$—

The reconciliation between the Company’s effective tax rate and the statutory tax rate of 21% includes the following significant items: changes in the valuation allowance and permanent items including the change in fair value of warrant liabilities and equity issuance costs. The rate reconciliation was as follows:

	December 31, 2023		December 31, 2022
Rate reconciliation:
Federal income tax at statutory	$(8,855,146)	21.00%	$(3,930,187)	21.00%
Equity raise	2,757,162	(6.54)%	(2,227,932)	11.90%
Research and development credit RTP	(340,760)	0.81%	(821,357)	4.39%
Other permanent items	(452,455)	1.07%	(24,685)	0.13%
Valuation allowance	6,891,199	(16.34)%	7,029,790	(37.56)%
	$—	—%	$25,629	(0.14)%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not fully realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $6.9 million and increased by approximately $7.0 million, respectively, for the years ended December 31, 2023 and 2022.

As of December 31, 2023, the Company had approximately $40.8 million of federal net operating losses, which were generated after December 31, 2017 and can be carried forward indefinitely under the Tax Act and may generally be used to offset up to 80% of future taxable income. In addition, the Company had federal tax credit carryforwards of approximately $1.7 million and approximately $0.9 million, respectively for years ended December 31, 2023 and 2022 which are available to reduce future federal income taxes through 2043.

Utilization of the Company’s net operating loss (and tax credit carryforwards) are subject to annual limitation(s) due to an ownership change that occurred as a result of the October 2023 Private Placement. In general, an “ownership change”, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from a transaction or series of transaction over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. However, because the Company was already in a full valuation allowance position, the effect of the ownership was insignificant.

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

U.S. GAAP provides that the tax effects from uncertain tax positions can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2023 and 2022, there were no uncertain tax provisions. There was no interest or penalties related to income taxes for the years ended December 31, 2023 and 2022, and there was no accrued interest or penalties associated with uncertain tax positions as of December 31, 2023 and 2022.

The Company files tax returns as prescribed by the laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under the statute from 2020 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2016 through 2023 where net operating losses were generated and carried forward and make adjustments to the amount of the net operating loss carryforward amount. The Company is not currently under examination by federal or state jurisdictions.

(15) Related Party Transactions

For the years ended December 31, 2023 and 2022, there were no related party transactions with directors, executive officers, or beneficial owners of 5% or more of any class of the Company's voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(16) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $278 thousand and $410 thousand, for the years ended December 31, 2023 and 2022, respectively.

(17) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(18) Subsequent Events

Effective January 5, 2024, the Company filed articles of amendment to the Company’s articles of incorporation to affect a one-for-ten reverse split of the Company’s issued and outstanding shares of Common Stock. All references to common stock, warrants and options to purchase common stock, including per share data and related information contained in the accompanying Consolidated Financial Statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

On January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of our common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as the Company’s sales agent. As of the date hereof, the Company has not offered or sold any shares of common stock pursuant to the Sales Agreement.