Form 10-Q
period 2024-06-30
SAB Biotherapeutics, Inc.
filed 2024-08-08
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 9,229,274 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$17,242,442	$56,566,066
Short-term investments	20,083,621	—
Accrued interest receivable	224,924	—
Prepaid expenses and other current assets	2,029,504	2,340,797
Total current assets	39,580,491	58,906,863
Deferred issuance cost	236,105	—
Long-term prepaid insurance	285,613	350,230
Operating lease right-of-use assets	1,241,872	1,277,982
Financing lease right-of-use assets	3,626,247	3,669,659
Property, plant and equipment, net	16,921,495	19,736,519
Total assets	$61,891,823	$83,941,253
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,171,266	$945,927
Notes payable	615,818	1,050,849
Operating lease liabilities, current portion	458,716	669,946
Finance lease liabilities, current portion	137,182	132,004
Deferred grant income	114,698	1,322,410
Accrued expenses and other current liabilities	5,054,335	6,692,181
Total current liabilities	7,552,015	10,813,317
Operating lease liabilities, noncurrent	782,435	635,777
Finance lease liabilities, noncurrent	3,348,572	3,418,483
Warrant liabilities	4,089,043	11,774,235
Total liabilities	15,772,065	26,641,812
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 42,236 shares issued and outstanding at June 30, 2024 and December 31, 2023	5	5
Common stock; $0.0001 par value; 800,000,000 shares authorized at June 30, 2024 and December 31, 2023; 9,283,939 and 9,280,159 shares issued, respectively, and 9,229,274 and 9,225,494 outstanding at June 30, 2024 and December 31, 2023, respectively	929	929
Treasury stock, at cost; 54,665 shares held at June 30, 2024 and December 31, 2023	(5,521,246)	(5,521,246)
Additional paid-in capital	154,096,164	152,856,874
Accumulated other comprehensive income (loss)	(31,353)	26,420
Accumulated deficit	(102,424,741)	(90,063,541)
Total stockholders’ equity	46,119,758	57,299,441
Total liabilities and stockholders’ equity	$61,891,823	$83,941,253

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,			For The Six Months Ended June 30,
	2024	2023		2024	2023
Revenue
Grant revenue	$263,137		$85,518	$1,207,712		$666,619
Total revenue	263,137		85,518	1,207,712		666,619
Operating expenses
Research and development	6,822,198		3,662,130	14,769,253		8,197,851
General and administrative	3,642,637		2,900,006	8,030,773		6,347,395
Total operating expenses	10,464,835		6,562,136	22,800,026		14,545,246
Loss from operations	(10,201,698)		(6,476,618)	(21,592,314)		(13,878,627)
Other income (expense)
Changes in fair value of warrant liabilities	2,216,973		(357,516)	7,685,192		(274,930)
Interest expense	(93,119)		(75,320)	(169,490)		(167,705)
Interest income	374,557		28,568	872,450		86,556
Other income	367,832		—	842,962		—
Total other income (expense)	2,866,243		(404,268)	9,231,114		(356,079)
Loss before income taxes	(7,335,455)		(6,880,886)	(12,361,200)		(14,234,706)
Net loss	$(7,335,455)		$(6,880,886)	$(12,361,200)		$(14,234,706)
Other comprehensive loss:
Unrealized gain (loss), change in fair value of available-for-sale securities, net of tax	$12,463	$		$(43,598)	$
Foreign currency translation	$19,632		—	(14,175)		—
Total comprehensive loss	$(7,303,360)		$(6,880,886)	$(12,418,973)		$(14,234,706)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(0.79)		$(1.36)	$(1.34)		$(2.82)
Weighted-average common shares outstanding – basic and diluted	9,255,025		5,042,126	9,248,503		5,040,741

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock		Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2022	5,093,927	$510	—	$—	$84,448,633	(54,665)	$(5,521,246)	$(47,869,755)	$—	$31,058,142
Issuance of common stock for exercise of stock options	350	—	—	—	1,890	—	—	—	—	1,890
Professional fees settled with warrants	—	—	—	—	93,530	—	—	—	—	93,530
Stock-based compensation	—	—	—	—	602,780	—	—	—	—	602,780
Net loss	—	—	—	—	—	—	—	(7,353,820)	—	(7,353,820)
Balance at March 31, 2023	5,094,277	510	—	—	85,146,833	(54,665)	(5,521,246)	(55,223,575)	—	24,402,522
Issuance of common stock for settlement of accrued liabilities and professional fees	191,689	19	—	—	1,549,982	—	—	—	—	1,550,001
Stock-based compensation	—	—	—	—	644,815	—	—	—	—	644,815
Net loss	—	—	—	—	—	—	—	(6,880,886)	—	(6,880,886)
Balance at June 30, 2023	5,285,966	$529	—	$—	$87,341,630	(54,665)	$(5,521,246)	$(62,104,461)	$—	$19,716,452

Balance at December 31, 2023	9,280,159	929	42,236	5	152,856,874	(54,665)	(5,521,246)	(90,063,541)	26,420	57,299,441
Stock-based compensation	—	—	—	—	617,445	—	—	—	—	617,445
Issuance of common stock for exercise of stock options	3,780	—	—	—	20,412	—	—	—	—	20,412
Net loss	—	—	—	—	—	—	—	(5,025,745)	—	(5,025,745)
Foreign currency translation	—	—	—	—	—	—	—	—	(33,807)	(33,807)
Unrealized gain (loss), change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	(56,061)	(56,061)
Balance at March 31, 2024	9,283,939	929	42,236	5	153,494,731	(54,665)	(5,521,246)	(95,089,286)	(63,448)	52,821,685
Stock-based compensation	—	—	—	—	601,433	—	—	—	—	601,433
Net loss	—	—	—	—	—	—	—	(7,335,455)	—	(7,335,455)
Foreign currency translation	—	—	—	—	—	—	—	—	19,632	19,632
Unrealized gain (loss), change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	12,463	12,463
Balance at June 30, 2024	9,283,939	$929	42,236	$5	$154,096,164	(54,665)	$(5,521,246)	$(102,424,741)	$(31,353)	$46,119,758

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(12,361,200)	$(14,234,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,996,610	1,767,226
Amortization of finance right-of-use assets	43,412	48,209
Stock-based compensation expense	1,218,878	1,247,595
Changes in fair value of warrant liabilities	(7,685,192)	274,930
Accretion of discounts on short-term investments	(169,393)	—
Professional fees settled with equity instruments	—	143,530
Changes in operating assets and liabilities
Accrued interest receivable	(224,924)	—
Accounts receivable	—	5,194,842
Prepaid expenses and other current assets	398,389	657,689
Operating lease right-of-use assets and liabilities, net	(28,462)	266,755
Accounts payable	198,320	(2,275,271)
Deferred grant income	(1,207,712)	2,894,781
Accrued expense and other current liabilities	(1,646,516)	(2,490,453)
Net cash used in operating activities	(18,467,790)	(6,504,873)

Cash flows from investing activities:
Purchases of equipment	(181,585)	(43,984)
Purchases of investment securities	(31,335,142)	—
Sales and maturities of investments	11,376,337	—
Net cash used in investing activities	(20,140,390)	(43,984)

Cash flows from financing activities:
Payment of deferred issuance costs	(236,105)	—
Payments of notes payable	(435,031)	(660,772)
Principal payments on finance leases	(64,733)	(64,696)
Proceeds from exercise of stock options	20,412	1,890
Net cash used in financing activities	(715,457)	(723,578)

Effect of exchange rate changes on cash and cash equivalents	13	—

Net decrease in cash and cash equivalents	(39,323,624)	(7,272,435)
Cash and cash equivalents
Beginning of period	56,566,066	15,046,894
End of period	$17,242,442	$7,774,459
Supplemental cash flow information:
Cash paid for interest	$149,102	$120,022

Supplemental information on non-cash investing and finance activities:
Settlement of accrued liabilities through the issuance of common stock	$—	$1,500,000
Right-of-use assets obtained in exchange for operating lease liabilities	$368,425	$—

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

Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses, negative cash flows from operations and, as of June 30, 2024, had an accumulated deficit of $102.4 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

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

The Company currently expects that its cash and cash equivalents of $17.2 million and short-term investments of $20.0 million as of June 30, 2024 will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accrued interest receivable, accounts payable, notes payable, accrued expenses, and other current liabilities.

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

As of June 30, 2024, the Company had $236 thousand in deferred issuance costs related to the Company’s sales agreement with Cantor Fitzgerald & Co. The sales agreement is discussed further in Note 10, Stockholders’ Equity. The Company had no deferred issuance costs as of December 31, 2023.

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

Short-term investments

The Company accounts for short-term investments in accordance with Accounting Standard Codification (ASC) Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At June 30, 2024, the Company’s short-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days and investments in exchange traded mutual funds. The Company classifies these securities as both current and non-current depending on their time to maturity. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

The Company recognizes the change in fair value of available-for-sale equity securities within other income in the condensed consolidated statement of operations and comprehensive loss, and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the condensed consolidated statement of operations and comprehensive loss.

The Company reviews its investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale debt securities is due to credit-related factors and determines if such unrealized losses are the result of credit losses that require impairment. Factors considered in determining whether an unrealized loss is the result of a credit loss or other factors include the extent to which the fair value is less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The Company did not recognize any credit losses on its short-term investments during the three and six months ended June 30, 2024 and 2023.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and six months ended June 30, 2024 and 2023.

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

During the three and six months ended June 30, 2024 and 2023, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may be a material change in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three and six months ended June 30, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and six months ended June 30, 2024 and 2023.

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

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net loss and are included in “Accumulated other comprehensive income (loss), net” in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive income (loss) for the three and six months ended June 30, 2024 consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities.

The Company had no items of comprehensive loss other than its net loss for the three and six months ended June 30, 2023.

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

Retroactive Adjustments for Common Stock Reverse Split

On January 5, 2024, the Company completed a 1-for-10 reverse stock split of the Company’s Common Stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every ten of the Company’s issued shares of Common Stock were automatically combined into one issued share of Common Stock, without any change to the par value per share. All share and per share numbers in this Form 10-Q have been adjusted to reflect the Reverse Stock Split.

(3) New accounting standards

Recently Issued Accounting Standards

No recently issued accounting standards that have an impact on the Company’s condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

(4) Revenue

During the three and six months ended June 30, 2024 and 2023, the Company recognized revenue from the following grants:

Government grants

Total revenue recognized from government grants was approximately $263 thousand and $1.2 million for the three and six months ended June 30, 2024, respectively, and $86 thousand and $667 thousand for the three and six months ended June 30, 2023, respectively.

National Institute of Health - National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and had an original term of April 2019 through March 2021. The grant was subsequently amended to extend the end date to March 2023. No grant income was recognized for this grant for the three and six months ended June 30, 2024. No grant income was recognized for this grant for the three months ended June 30, 2023 and approximately $192 thousand of grant income was recognized for the six months ended June 30, 2023. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and had an original term of August 2017 through July 2021. The grant was subsequently amended to extend the end date to July 2023. No grant income was recognized for the three and six months ended June 30, 2024, and approximately $37 thousand and $273 thousand of grant income was recognized for the three and six months ended June 30, 2023, respectively. This grant was completed as of June 30, 2023.

US Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. Deferred grant income recognized was approximately $263 thousand and $1.2 million for the three and six months ended June 30, 2024, respectively and $44 thousand and $197 thousand for the three and six months ended June 30, 2023, respectively. This grant was terminated in 2022.

The grants for the Company’s Rapid Response contract with JPEO (the “JPEO Rapid Response Contact”) are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

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

(5) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(7,335,455)	$(6,880,886)	$(12,361,200)	$(14,234,706)
Weighted-average common shares outstanding – basic and diluted	9,255,025	5,042,126	9,248,503	5,040,741
Net loss per share, basic and diluted	$(0.79)	$(1.36)	$(1.34)	$(2.82)

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

	For The Six Months Ended June 30,
	2024	2023
Stock options and awards	1,926,100	61,065
Convertible Debt	41,159	38,262
Common Stock Warrants (1)	2,233,407	1,383,289
Series A Preferred Stock (2)	6,704,122	—
Preferred Stock Warrants (3)	23,803,334	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	34,858,928	1,633,422
(1)
Contained within common stock warrants are the 575,000 public warrants (the “Public Warrants”), 20,860 warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 30,000 warrants held by Ladenburg

Thalmann & Co. Inc. (the “Ladenburg Warrants”), 736,337 warrants issued to the investors in the December 2022 Private Placement (the “PIPE Warrants”), 21,091 warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 Preferred PIPE Placement Agent Warrants issued to the placement agent in the September 2023 Offering. See Note 12, Warrants for further details on the Company’s outstanding warrants.
(2)
Represents shares of common stock underlying 42,236 issued, outstanding, and convertible shares of Series A-2 Preferred Stock. See Note 10, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 6,800,953 and 17,002,381 common shares underlying 42,846 outstanding Tranche B Warrants and 107,115 outstanding Tranche C Warrants, respectively.

(6) Property, plant and equipment

As of June 30, 2024 and December 31, 2023, the Company’s property, plant and equipment was as follows:

	June 30, 2024	December 31, 2023
Laboratory equipment (1)	$11,254,698	$9,415,210
Animal facility leasehold improvements	8,357,667	8,357,667
Animal facility equipment	1,188,854	1,137,666
Construction-in-progress	23,360	—
Leasehold improvements (1)	7,064,721	9,296,344
Vehicles	208,453	208,453
Office furniture and equipment (1)	1,732,210	1,233,038
Total Property, plant and equipment, gross	29,829,963	29,648,378
Less: accumulated depreciation and amortization	(12,908,468)	(9,911,859)
Property, plant and equipment, net	$16,921,495	$19,736,519

(1) The Company re-classed $2.2 million of leasehold improvements to laboratory equipment ($1.8 million) and office furniture and equipment ($470 thousand) as of June 30, 2024.

Depreciation and amortization expense was $1.0 million and $3.0 million for the three and six months ended June 30, 2024, respectively, and $0.9 million and $1.8 million, respectively, for the three and six months ended June 30, 2023, respectively. During the six months ended June 30, 2024, the Company recorded expense of approximately $0.9 million for an out-of-period adjustment related to the amortization of leasehold improvements, $0.7 million is included in research and development expense and $0.2 million is included in general and administrative expense.

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

The Company entered into a lease for office space in April 2024. The Company leased 1,272 square feet, representing the Company’s principal executive offices, in Miami Beach, Florida. The initial term of the lease is 62 months. The lease costs are approximately $7 thousand per month through 2024, with annual increases of 4% through 2029. The Company used an IBR of 7.12%, as the discount rate when measuring the operating lease liability. The operating lease does not include an option to extend beyond the life of the current term. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

Animal Facility	40 years
Equipment	3–7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of June 30, 2024 are:

	Operating	Finance
Weighted-average remaining lease term	3.01	14.42
Weighted-average discount rate	7.74%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2024:

	Operating	Finance
2024 — remaining	$307,587	$200,748
2025	452,135	401,496
2026	393,349	401,496
2027	86,721	401,496
2028	90,190	401,496
Thereafter	57,762	3,981,502
Undiscounted future minimum lease payments	1,387,744	5,788,234
Less: Amount representing interest payments	(146,593)	(2,302,480)
Total lease liabilities	1,241,151	3,485,754
Less current portion	(458,716)	(137,182)
Noncurrent lease liabilities	$782,435	$3,348,572

Operating lease expense was approximately $228 thousand and $448 thousand for the three and six months ended June 30, 2024, respectively, and $249 thousand and $492 thousand for the three and six months ended June 30, 2023, respectively. Operating lease costs are included within research and development expenses on the condensed consolidated statements of operations.

Finance lease costs for the three and six months ended June 30, 2024 included approximately $22 thousand and $43 thousand, respectively, in right-of-use asset amortization and approximately $67 thousand and $136 thousand, respectively, of interest expense.

Finance lease costs for the three and six months ended June 30, 2023 included approximately $23 thousand and $48 thousand, respectively, in right-of-use-asset amortization and approximately $71 thousand and $140 thousand, respectively, of interest expense. Finance lease costs are included within research and development expenses on the condensed consolidated statements of operations.

Cash payments under operating leases were approximately $246 thousand and $477 thousand for the three and six months ended June 30, 2024, respectively, and $118 thousand and $236 thousand for the three and six months ended June 30, 2023, respectively. Cash payments under finance leases were approximately $100 thousand and $201 thousand for the three and six months ended June 30, 2024, respectively, and $103 thousand and $206 thousand for the three and six months ended June 30, 2023, respectively.

(8) Accrued Expenses and Other Current Liabilities

As of June 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Payroll and employee-related costs	$2,838,148	$3,400,308
Accrued research and development expenses	64,850	480,435
Accrued legal fees	821,205	907,816
Accrued financing fees payable	1,011,750	1,461,149
Accrued interest	98,383	77,995
Other accrued expenses	219,999	364,478
	$5,054,335	$6,692,181

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

The Company evaluated the treatment of the 8% Unsecured Convertible Note under ASC 470 and determined the Principal in its entirety would be allocated to debt. The Company’s condensed consolidated balance sheet as of June 30, 2024 includes accrued interest relating to the 8% Unsecured Convertible Note of approximately $76 thousand. The Company incurred approximately $11 thousand and $22 thousand of interest expense for the three and six months ended June 30, 2024 and 2023, respectively, related to the 8% Unsecured Convertible Note.

Insurance Financing Note

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

The total premiums, taxes and fees financed is approximately $765 thousand with an annual interest rate of 7.96%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker, the Company unconditionally promises to pay

Lender the amount financed plus interest and other charges permitted under the agreement. The Company paid the insurance financing note through installment payments with the last payment for the current note being September 22, 2024. At June 30, 2024 and December 31, 2023, the Company recognized approximately $74 thousand and $509 thousand, respectively, as an insurance financing note payable in its condensed consolidated balance sheets. The Company incurred interest expense related to the insurance financing note of approximately $4 thousand and $12 thousand for the three and six months ended June 30, 2024, respectively and approximately $4 thousand and $13 thousand for the three and six months ended June 30, 2023, respectively.

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

In connection with the September 2023 Offering, the Company issued an aggregate of 67,154 shares of Series A-1 Convertible Preferred Stock. Following shareholder approval of the September 2023 Offering and pursuant to the Certificate of Designation, 24,918 shares of Series A-1 Convertible Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock, and the remaining 42,236 shares of Series A-1 Convertible Preferred Stock were converted into an aggregate of 42,236 shares of Series A-2 Convertible preferred stock.

The following is a summary of the terms of the Series A Preferred Stock:

Dividends. At all times while shares of Series A Preferred Stock are issued and outstanding, holders of Series A Preferred Stock shall be entitled to receive dividends on shares of Series A Preferred Stock equal (on an as-if-converted-to-Common- Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock.

Voting Rights. Holders of the Series A Preferred Stock are entitled to vote together with the Common Stock on an as-if-converted-to-Common-Stock basis. Holders of Common Stock are entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders. Accordingly, holders of Series A Preferred Stock will be entitled to one vote for each whole share of Common Stock into which their Series A Preferred Stock is then-convertible on all matters submitted to a vote of stockholders, except that the holders of Series A Preferred Stock are not entitled to vote their shares of Series A Preferred Stock in excess of the “beneficial ownership blocker” set forth in the Series A Certificate of Designations, as it relates to each holder of Series A Preferred Stock. Each holder of Series A Preferred Stock may designate whether the limit of such beneficial ownership blocker is 4.99% or 9.99% of the shares of Common Stock outstanding.

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

Sales Agreement

As previously disclosed, on January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as the Company’s sales agent. For the period ended June 30, 2024, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement.

(11) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of June 30, 2024, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 239,337 shares of common stock available for grant and 489,313 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares. In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 (the “2021 Plan Amendment”). As of June 30, 2024, there were up to 5,500,000 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan following the 2021 Plan Amendment, with 4,036,053 shares of common stock available for grant and 1,463,947 shares of common stock underlying outstanding grants.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2023	1,009,519	$15.01	6.19	$664,967
Granted	1,104,000	$5.13
Forfeited	(204,767)	$6.60
Exercised	(3,780)	$5.40
Expired	(18,599)	$44.28
Outstanding options, June 30, 2024	1,886,373	$9.92	7.63
Options vested and exercisable, June 30, 2024	618,836	$18.12	4.05

Total unrecognized compensation cost related to non-vested stock options as of June 30, 2024 was approximately $5.2 million and is expected to be recognized within future operating results over a weighted-average period of 3.38 years.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2024, was $3.23 and $3.93 per share, respectively. During the three and six months ended June 30, 2024, 36,216 options vested with a fair value totaling $418 thousand and 114,374 options vested with a fair value totaling $1.0 million, respectively.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2023, was $5.72 and $4.09 per share, respectively. During the three and six months ended June 30, 2023, 9,193 options vested with a fair value totaling $453 thousand and 30,555 options vested with a fair value totaling $1.1 million, respectively.

The estimated fair value of stock options granted to employees and consultants during the three and six months ended June 30, 2024 and 2023, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Expected volatility	90.4%	80.2 - 81.5%	89.9 - 90.4%	80.2 - 81.9%
Weighted-average volatility	90.4%	80.9% %	89.9%	81.7% %
Expected dividends	—%	—%	—%	—%
Expected term (in periods)	6.08	5.77 - 6.08	5.73 - 6.08	5.77 - 6.08
Risk-free rate	4.27%	3.50 - 3.90%	4.26 - 4.32%	3.50 - 3.90%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2024 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	66,887	$11.56
Vested	(27,160)	$11.20
Unvested as of June 30, 2024	39,727	$10.59

At June 30, 2024, the Company had an aggregate of $405 thousand of unrecognized equity-based compensation related to restricted stock units outstanding. During the three and six months ended June 30, 2024, 4,182 shares with a fair value of $48 thousand vested and 14,344 shares with a fair value of $129 thousand vested, respectively. As of June 30, 2024, the Company had 27,160 restricted stock units vested but not issued. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 2.36 years.

Stock-based compensation expense

Stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		For The Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$274,317	$166,534	$490,668	$314,225
General and administrative	327,116	478,281	728,210	933,370
Total	$601,433	$644,815	$1,218,878	$1,247,595

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

PIPE Warrants and PIPE Placement Agent Warrants

In December 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the sale by the Company of 736,337 shares of common stock and the PIPE Warrants to purchase up to 736,337 shares of common stock, in a private placement offering. The combined purchase price of each share and accompanying PIPE Warrant was $10.80 (the “December 2022 Private Placement”). Three directors of the Company participated in the December 2022 Private Placement, each paying a $1.25 premium per share and accompanying PIPE Warrant. The PIPE Warrants, including those purchased by the participating directors of the Company, are exercisable at an exercise price equal to $10.80 per share, and are exercisable for five years from the date of issuance. The Company received gross proceeds of approximately $8.0 million before deducting transaction related fees and expenses. The Company paid Brookline Capital Markets, the placement agent, a cash fee equal to seven percent of the gross proceeds received by the Company in the December 2022 Private Placement. The Company also issued Brookline Capital Markets the PIPE Placement Agent Warrants to purchase up to an aggregate of 21,091 shares of common stock, equal to 7% of the number of shares purchased by investors introduced to the Company by Brookline Capital Markets. The PIPE Placement Agent Warrants have an exercise price equal to $13.50 per share and are exercisable six months from the date of issuance and expire five years from the date of issuance.

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

September 2023 Purchase Agreement Warrants

As of June 30, 2024, the Company had outstanding 42,846 Tranche B Warrants to acquire shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $42.85 million, and 107,115 Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

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

The following table summarizes warrant activity for the six months ended June 30, 2024:

	Outstanding December 31, 2023	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding June, 30, 2024
Transaction
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Tranche B Warrants	42,846	—	—	—	42,846
Tranche C Warrants	107,115	—	—	—	107,115
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations for six months ended June 30, 2024 and 2023.

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

The key inputs into the valuations as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.59%	4.03%
Expected term remaining (periods)	2.31	2.81
Implied volatility	142.0%	85.0%
Closing common stock price on the measurement date	$0.31	$0.69

Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Preferred Warrant. As a result, the Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2024 and 2023.

The Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Tranche B Warrants as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Risk-free interest rate (1)	3.65%	2.58%
Expected term remaining (periods) (1)	0.53	0.69
Implied volatility	95.0%	85.0%
Underlying Stock Price (Preferred Series A)	$252.76	$560.56
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations, which take into account the various potential dates for the announcement of the SAB-142-101 data. This probability was estimated to be 45.0% as of December 31, 2023, and further reduced to 30.0% as of June 30, 2024. This adjustment was driven by progress around enrollment for the ongoing clinical trial.

The key inputs utilized in determining the fair value of each Tranche C Warrants as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Risk-free interest rate (1)	4.39%	3.85%
Expected term remaining (periods) (1)	4.41	4.91
Implied volatility	90.0%	85.0%
Underlying Stock Price (Preferred Series A)	$252.76	$560.56
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The probability was 30% and 25.0% as of June 30, 2024 and December 31, 2023, respectively.

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of June 30, 2024
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$549,233	$549,233	$—	$—
U.S. treasury securities	7,579,282	7,579,282	—	—
Short-term investments
Mutual funds	7,663,204	7,663,204	—	—
U.S. treasury securities	12,420,417	12,420,417	—	—
Total	$28,212,136	$28,212,136	$—	$—
Liabilities:
Public Warrant liability	$282,105	$282,105	$—
Private Placement Warrant liability	11,473	—	—	11,473
Preferred Warrants	3,795,465	—	—	3,795,465
Total	$4,089,043	$282,105	$—	$3,806,938

	As of December 31, 2023
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$172,500	$172,500	$—	$—
Private Placement Warrant liability	6,258	—	—	6,258
Preferred Warrants	11,595,477	—	—	11,595,477
Total	$11,774,235	$172,500	$—	$11,601,735

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2023	$6,258
Change in fair value of Private Placement Warrant liability	2,086
Balance, March 31, 2024	8,344
Change in fair value of Private Placement Warrant liability	3,129
Balance, June 30, 2024	$11,473

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2023	$11,595,477
Change in fair value of the Preferred Warrant liabilities	(5,527,805)
Balance, March 31, 2024	6,067,672
Change in fair value of the Preferred Warrant liabilities	(2,272,207)
Balance, June 30, 2024	$3,795,465

As of June 30, 2024 and December 31, 2023, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, notes payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Investments

The fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	12,464,015	—	(43,598)	12,420,417
Total	12,464,015	—	(43,598)	12,420,417

There were 11 securities in an unrealized loss position at June 30, 2024, all of which have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s available-for-sale debt securities as of June 30, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery. Gross realized gains and losses on the sale of short-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive loss. Realized gains and losses were not material for the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company recognized unrealized gains of $7 thousand and $15 thousand, respectively, on its equity investments; no gains or losses were realized during these periods. No gains or losses on equity investments were recognized or realized during the three and six months ended June 30, 2023.

Accrued interest receivable, related to the above investment securities amounted to $225 thousand for the six months ended June 30, 2024 and are included within accrued interest receivable on the condensed consolidated balance sheet. There were no interest receivables as of December 31, 2023.

(15) Income Taxes

Due to current and prior year losses the Company does not expect to have any Income Tax Provision.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $4.6 million during the six months ended June 30, 2024. The Company has not recognized any reserves for uncertain tax positions.

(16) Related Party Transactions

For the three and six months ended June 30, 2024 and 2023, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(17) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $72 thousand and $229 thousand during the three and six months ended June 30, 2024, respectively, and $64 thousand and $139 thousand, during the three and six months ended June 30, 2023, respectively.

(18) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(19) Subsequent Events

The Company evaluated subsequent events through the date of issuance of these condensed consolidated financial statements. The Company has no subsequent events that occurred that would require disclosure in, or would be recognized, in these condensed consolidated financial statements.

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

Recent Developments

On May 21, SAB announced that the FDA provided clearance to SAB’s IND application for SAB-142, which enables clinical development of SAB-142 for patients with T1D in the US.

As part of its continuing strategic evolution, SAB rebranded on June 20 as SAB BIO, maintaining its corporate headquarters in Miami. The Company will maintain its legal name “SAB Biotherapeutics, Inc.” and continue doing business as SAB BIO. The Company continues to execute its corporate strategy through building partnerships and expertise that advance its program focus on T1D, including a recent poster presentation at the American Diabetes Association 84th Scientific Session on June 23.

SAB appointed Lucy To as Chief Financial Officer of SAB BIO, whose appointment is effective as of August 12. To joins SAB from Wells Fargo Securities, where she led healthcare investments as Managing Director.

On August 5, 2024, the Company’s announced founding of a new Clinical Advisory Board, comprised of world-renowned experts in T1D and disease modifying therapeutic development. This Board will work closely with SAB leadership to advance and inform our clinical development program for SAB-142.

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

Government grants

Total revenue recognized from government grants was approximately $263 thousand and $1.2 million for the three and six months ended June 30, 2024, respectively, and $86 thousand and $667 thousand for the three and six months ended June 30, 2023, respectively.

National Institute of Health - National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and had an original term of April 2019 through March 2021. The grant was subsequently amended to extend the end date to March 2023. No grant income was recognized for this grant for the three and six months ended June 30, 2024. No grant income was recognized for this grant for the three months ended June 30, 2023 and approximately $192 thousand of grant income was recognized for the six months ended June 30, 2023. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and had an original term of August 2017 through July 2021. The grant was subsequently amended to extend the end date to July 2023. No grant income was recognized for the three and six months ended June 30, 2024, and approximately $37 thousand and $273 thousand of grant income was recognized for the three and six months ended June 30, 2023, respectively. This grant was completed as of June 30, 2023.

US Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. Deferred grant income recognized was approximately $263 thousand and $1.2 million for the three and six months ended June 30, 2024, respectively and $44 thousand and $197 thousand for the three and six months ended June 30, 2023, respectively. This grant was terminated in 2022.

The grants for the Company’s Rapid Response contract with JPEO (the “JPEO Rapid Response Contact”) are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

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

Research and development activities consist of discovery research for our platform development and the indications we are working on. For SAB-142, Avance Clinical PTY, Ltd (“Avance”), acts as the CRO overseeing our Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current. For the three and six months ended June 30, 2024 and 2023, we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in future periods and vary from period to period as a percentage of revenue.

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

Research and development expenses by component for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Salaries & benefits	$2,472,180	$1,653,081
Laboratory supplies	298,050	177,736
Animal care	174,147	110,248
Clinical trial expense	629,607	109,428
Outside laboratory services	1,427,484	205,168
Project consulting	250,432	62,526
Facility expense	1,531,391	1,328,621
Other expenses	38,907	15,322
Total research and development expenses	$6,822,198	$3,662,130

	Six Months Ended June 30,
	2024	2023
Salaries & benefits	$4,765,969	$3,369,111
Laboratory supplies	634,403	567,363
Animal care	287,536	692,316
Clinical trial expense	1,435,667	157,036
Outside laboratory services	3,090,639	368,374
Project consulting	530,631	290,625
Facility expense	3,937,427	2,666,809
Other expenses	86,981	86,217
Total research and development expenses	$14,769,253	$8,197,851

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. General and administrative expenses also include rent and facilities expenses allocated based upon total direct costs. We expect that our general and administrative expenses will continue to increase in future periods, primarily due to increased headcount to support anticipated growth in the business and due to incremental costs associated with operating as a public company. These costs include expenses related to compliance with rules and regulations applicable to companies listed on a securities exchange, reporting obligations pursuant to SEC and stock exchange listing standards, public relations, insurance, and professional services. Additionally, we anticipate incurring expenses related to the remediation of material weaknesses in our internal control over financial reporting, which involve implementing new processes and engaging with a third-party firm. We expect these expenses to vary from period to period in absolute terms and as a percentage of revenue.

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

Interest expense

Interest expense consists primarily of interest related to abated rent and insurance financing.

Results of Operations

The following tables set forth our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Revenue
Grant revenue	$263,137	$85,518
Total revenue	263,137	85,518
Operating expenses
Research and development	6,822,198	3,662,130
General and administrative	3,642,637	2,900,006
Total operating expenses	10,464,835	6,562,136
Loss from operations	(10,201,698)	(6,476,618)
Other income (expense)
Changes in fair value of warrant liabilities	2,216,973	(357,516)
Interest expense	(93,119)	(75,320)
Interest income	374,557	28,568
Other income	367,832	—
Total other income (expense)	2,866,243	(404,268)
Loss before income taxes	(7,335,455)	(6,880,886)
Net loss	$(7,335,455)	$(6,880,886)

The following tables set forth our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Revenue
Grant revenue	$1,207,712	$666,619
Total revenue	1,207,712	666,619
Operating expenses
Research and development	14,769,253	8,197,851
General and administrative	8,030,773	6,347,395
Total operating expenses	22,800,026	14,545,246
Loss from operations	(21,592,314)	(13,878,627)
Other income (expense)
Changes in fair value of warrant liabilities	7,685,192	(274,930)
Interest expense	(169,490)	(167,705)
Interest income	872,450	86,556
Other income	842,962	—
Total other income (expense)	9,231,114	(356,079)
Loss before income taxes	(12,361,200)	(14,234,706)
Income tax expense (benefit)	—	—
Net loss	$(12,361,200)	$(14,234,706)

Comparison of the three and six months ended June 30, 2024 and 2023

Revenue

	Three Months Ended June 30,
	2024	2023	Change	% Change
Revenue	$263,137	$85,518	$177,619	207.7%
Total revenue	$263,137	$85,518

Revenue increased by $178 thousand, or 207.7%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the three months ended June 30, 2024, are closeout activities and charges of $263 thousand due to outside services for laboratory supply disposal, as compared to $25 thousand for supplies, $56 thousand for contract manufacturing, and $4 thousand for license fee income for the three months ended June 30, 2023.

	Six Months Ended June 30,
	2024	2023	Change	% Change
Revenue	$1,207,712	$666,619	$541,093	81.2%
Total revenue	$1,207,712	$666,619

Revenue increased by $541 thousand, or 81.2%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the six months ended June 30, 2024, are closeout activities and charges of $1.2 million due to outside services for laboratory supply disposal, as compared to $70 thousand for supplies, $151 thousand for labor, and $442 thousand for contract manufacturing for the six months ended June 30, 2023.

As a result of the JPEO Rapid Response Contract Termination, we expect future revenues to be lower as our primary pipeline development target of Type 1 diabetes remains independently financed as we explore potential partnerships, co-development opportunities, and licensing arrangements.

Research and Development

	Three Months Ended June 30,
	2024	2023	Change	% Change
Research and development	$6,822,198	$3,662,130	$3,160,068	86.3%
Total research and development expenses	$6,822,198	$3,662,130

Research and development expenses increased by $3.2 million, or 86.3%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to increases in outside lab services (year-over-year increase of $1.2 million, 595.8%, salaries and benefits (year-over-year increase of $0.8 million, 49.5%), overhead (year-over-year increase of $0.2 million, 16.8%), project consulting (year-over-year increase of $0.2 million, 300.5%), clinical trial costs (year-over-year increase of $0.5 million, 475.4%), increase in animal care (year-over-year increase of $0.1 million, 58.4%) and an increase in laboratory supplies (year-over-year increase of $0.1 million, 67.7%).

	Six Months Ended June 30,
	2024	2023	Change	% Change
Research and development	$14,769,253	$8,197,851	$6,571,402	80.2%
Total research and development expenses	$14,769,253	$8,197,851

Research and development expenses increased by $6.6 million, or 80.2%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to increases in outside lab services (year-over-year increase of $2.7 million, 739.0%), salaries and benefits (year-over-year increase of $1.4 million, 41.5%), an out-of-period adjustment of $0.9 million of amortization expense, overhead (year-over-year increase of $0.3 million, 12.2%), project consulting (year-over-year increase of $0.2 million, 82.6%), clinical trial costs (year-over-year increase of $1.3 million, (814.2%), laboratory supplies (year-over-year increase of $0.1 million, 11.8%) offset by a decrease in animal care (year-over-year decrease of $0.4 million, 58.3%).

General and Administrative

	Three Months Ended June 30,
	2024	2023	Change	% Change
General and administrative	$3,642,637	$2,900,006	$742,631	25.6%
Total general and administrative expenses	$3,642,637	$2,900,006

General and administrative expenses increased by $743 thousand, or 25.6%, in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to salaries and benefits (year-over-year increase of $798 thousand, 68.3%), project consulting (year-over-year increase of $4 thousand, 2.4%), human resources, and legal (year-over-year increase of $50 thousand, 4.1%), offset by a decrease in other administrative support fees relating to IT, and insurance costs (year-over-year decrease of $109 thousand, 31.7%). We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company. Additionally, we anticipate incurring expenses related to the remediation of material weaknesses in our internal control over financial reporting, which involve implementing new processes and engaging with a third-party firm.

	Six Months Ended June 30,
	2024	2023	Change	% Change
General and administrative	$8,030,773	$6,347,395	$1,683,378	26.5%
Total general and administrative expenses	$8,030,773	$6,347,395

General and administrative expenses increased by $1.7 million, or 26.5%, in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to salaries and benefits (year-over-year increase of $1.7 million, 72.3%), project consulting (year-over-year increase of $0.1 million, 36.3%), offset by a decrease in other administrative support fees relating to IT, human resources, and insurance costs (year-over-year decrease of $0.2 million, 29.8%). We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance, director and officer insurance costs as well as investor and public relations expenses associated with being a public company. Additionally, we anticipate incurring expenses related to the remediation of material weaknesses in our internal control over financial reporting, which involve implementing new processes and engaging with a third-party firm.

Non-operating Income

	Three Months Ended June 30,
	2024	2023	Change	% Change
Changes in fair value of warrant liabilities	$2,216,973	$(357,516)	$2,574,489	(720.1)%
Other income	367,832	—	367,832	N/M
Total non-operating income	$2,584,805	$(357,516)

Total non-operating income increased by $2.9 million, or 823.0% in the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to the change in fair value of warrant liabilities (year-over-year increase of $2.6 million, 720.1%), and other income attributable to the Australian research and development tax credit (year-over-year increase of $0.4 million).

	Six Months Ended June 30,
	2024	2023	Change	% Change
Changes in fair value of warrant liabilities	$7,685,192	$(274,930)	$7,960,122	(2895.3)%
Other income	842,962	—	842,962	N/M
Total non-operating income	$8,528,154	$(274,930)

Total non-operating income increased by $8.8 million, or 3201.9% in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to the change in fair value of warrant liabilities (year-over-year increase of $8.0 million, 2895.3%), and Australian research and development tax credit (year-over-year increase of $0.8 million).

Interest Expense

	Three Months Ended June 30,
	2024	2023	Change	% Change
Interest expense	$93,119	$75,320	$17,799	23.6%
Total interest expense	$93,119	$75,320

Interest expense in the three months ended June 30, 2024 was consistent with interest expense in the three months ended June 30, 2023, with the added interest expense on the 8% Unsecured Convertible Note in the current fiscal period offset by lower interest expenses associated with our finance leases in the same period of the prior year.

	Six Months Ended June 30,
	2024	2023	Change	% Change
Interest expense	$169,490	$167,705	$1,785	1.1%
Total interest expense	$169,490	$167,705

Interest expense in the six months ended June 30, 2024 was consistent with interest expense in the six months ended June 30, 2023, with the added interest expense on the 8% Unsecured Convertible Note in the current fiscal period offset by lower interest expenses associated with our finance leases in the same period of the prior year.

Interest Income

	Three Months Ended June 30,
	2024	2023	Change	% Change
Interest income	$374,557	$28,568	$345,989	1211.1%
Total interest income	$374,557	$28,568

Interest income increased by $0.3 million, or 1211.1%, during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to interest earned on our investments in debt securities, and higher interest earning cash, and cash equivalent balances.

	Six Months Ended June 30,
	2024	2023	Change	% Change
Interest income	$872,450	$86,556	$785,894	908.0%
Total interest income	$872,450	$86,556

Interest income increased by $0.8 million, or 908.0%, during the six months ended June 30, 2024 as compared to the six months ended June 30, 2024, primarily due to interest earned on our investments in debt securities, and higher interest earning cash, and cash equivalent balances.

Liquidity and Capital Resources

As of June 30, 2024 and December 31, 2023, we had $37.3 million and $56.6 million, respectively, of cash and cash equivalents and investments.

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

We have incurred operating losses for the past several years. While we intend to continue to keep operating expenses at a reduced level there can be no assurance that our current level of operating expenses will not increase or that other uses of cash will not be necessary. Based on our current level of operating expenses, existing resources will not be sufficient to cover operating cash needs through the twelve months following the date these financials are made available for issuance. We intend to seek additional capital through equity and/or debt financings, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

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

The total premiums, taxes and fees financed is approximately $765 thousand with an annual interest rate of 7.96%. In consideration of the premium payment by Lender to the insurance companies or the agent or broker, we unconditionally promise to pay Lender the amount financed plus interest and other charges permitted under the agreement. We paid the insurance financing through installment payments with the last payment for the current note being September 22, 2024. At June 30, 2024 and December 31, 2023, we recognized approximately $74 thousand and $509 thousand, respectively, as an insurance financing note payable in our condensed consolidated balance sheets.

Please refer to Note 9, Notes Payable, in our condensed consolidated unaudited financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(18,467,790)	$(6,504,873)
Net cash used in investing activities	(20,140,390)	(43,984)
Net cash used in financing activities	(715,457)	(723,578)
Effect of exchange rate changes on cash and cash equivalents	13	—
Net decrease in cash and cash equivalents	$(39,323,624)	$(7,272,435)

Operating Activities

Net cash used in operating activities increased by $12.0 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in cash used in operating activities related to change in our operating assets and liabilities of $6.8 million and an increase in our net loss adjusted for non-cash items of $5.2 million. Year-over-year changes in cash used by operating activities is explained by shifts in the non-cash working capital balances as we continue to invest in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used by investing activities increased by $20.1 million in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due to an increase in purchases of investment securities.

Financing Activities

Net cash used by financing activities remained steady in the six months ended June 30, 2024 as compared to the six months ended June 30, 2023, primarily due a decrease in payments on financing agreements for our insurance agreements offset by an increase in payment for deferred issuance costs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including CROs. These payments are not included in the table above, as the amount and timing of such payments are not known.

As of June 30, 2024, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

Due to current and prior year losses the Company does not expect to have any Income Tax Provision.

We continue to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $4.6 million during the six months ended June 30, 2024. We have not recognized any reserves for uncertain tax positions.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced net losses, negative cash flows from operations and, as of June 30, 2024, and had an accumulated deficit of $102.4 million. We anticipate we will continue to generate losses for the foreseeable future and expect the losses to increase as we continue the development of, or seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support our long-term plans.

We will need to raise additional capital to fund our operations, continue to execute our strategy, and continue as a going concern. In the future, we may seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative, or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

We currently expect that our cash, cash equivalents, and short-term investments of $37.2 million as of June 30, 2024 will not be sufficient to fund our operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Short-term investments

We account for our short-term investments in accordance with Accounting Standard Codification (ASC) Topic 320, Investments - Debt and Equity Securities. Our management determines the appropriate classification of our investments at the time of purchase and reevaluates such determinations at each reporting period.

As of June 30, 2024, our short-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days and investments in exchange-traded mutual funds. We classify these securities as both current and non-current depending on their time to maturity. We consider all of our securities for which there is a determinable fair market value, and there are no restrictions on our ability to sell within the next twelve months, as available-for-sale securities.

We recognize the change in fair value of available-for-sale equity securities within other income in the condensed consolidated statement of operations and comprehensive loss, and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the condensed consolidated statement of operations and comprehensive loss.

We review our investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale debt securities is due to credit-related factors and determine if such unrealized losses are the result of credit losses that require impairment. Factors considered in determining whether an unrealized loss is the result of a credit loss or other factors include the extent to which the fair value is less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

We did not recognize any credit losses on our short-term investments during the six months ended June 30, 2024 and 2023.

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

During the three and six months ended June 30, 2024 and 2023, we had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, we will adjust the accrual; such changes in estimate may be a material change in our clinical study accrual, which could also materially affect reported results of operations. For the three and six months ended June 30, 2024 and 2023, there were no material adjustments to our prior period estimates of accrued expenses for clinical trials.

Revenue Recognition

Our revenue is generated through grants from government and other (non-government) organizations.

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

See Note 11, Stock Option Plans, in our condensed consolidated financial statements for information concerning certain specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted for the three and six months ended June 30, 2024 and 2023.

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

As of June 30, 2024, the Company had $236 thousand in deferred issuance costs related to the Company’s sales agreement with Cantor Fitzgerald & Co. The sales agreement is discussed further in Note 10, Stockholders’ Equity. The Company had no deferred issuance costs as of December 31, 2023.

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net loss and are included in “Accumulated other comprehensive income (loss), net” in the accompanying Condensed Consolidated Balance Sheets.

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

The warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and were presented within warrant liabilities on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The initial fair value of the warrant liabilities were measured at fair value on the closing date of our business combination, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

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

The measurement as of June 30, 2024 and December 31, 2023 for the Private Placement Warrant liability was approximately $11 thousand and $6 thousand, respectively, and the change in fair value of the Private Placement Warrant liability was approximately $5 thousand for the six months ended June 30, 2024.

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

The measurement as of June 30, 2024 and the measurement as of December 31, 2023 for the Preferred Warrant liability was approximately $3.8 million and $11.6 million, respectively. The change in fair value of the Preferred Warrant liability was approximately $7.8 million for the six months ended June 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% of our total revenue through grants from government organizations for the three and six months ended June 30, 2024 and 2023, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents, U.S. treasury securities, investments in exchange traded mutual funds., and money market funds of $37.3 million and $56.6 million, respectively, all of which was maintained in bank accounts, money market funds, and U.S. treasury securities. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2024 and December 31, 2023, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024. Management has concluded that there is a material weakness in the design and operating effectiveness of the Company’s control environment surrounding insufficient documentation of the formalized processes and procedures that are critical to the accomplishment of financial reporting objectives.

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

Changes in Internal Control Over Financial Reporting

There were no changes, except for the remediation effort described above, in our internal control over financial reporting that occurred during the six months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.1¥	Employment Agreement between SAB Biotherapeutics, Inc. and Mark Conley dated November 6, 2023	8-K	001-39871	10.1	May 31, 2024
10.2¥*	2021 Omnibus Equity Incentive Plan, as amended
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: August 8, 2024	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chair and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Mark Conley
Mark Conley
Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)