Form 10-Q
period 2024-09-30
SAB Biotherapeutics, Inc.
filed 2024-11-06
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 9,229,274 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,171,175	$56,566,066
Short-term investments	21,229,472	—
Accrued interest receivable	97,047	—
Prepaid expenses and other current assets	2,039,346	2,340,797
Total current assets	32,537,040	58,906,863
Deferred issuance cost	261,105	—
Long-term prepaid assets	253,305	350,230
Operating lease right-of-use assets	1,064,552	1,277,982
Financing lease right-of-use assets	3,604,541	3,669,659
Property, plant and equipment, net	16,076,640	19,736,519
Total assets	$53,797,183	$83,941,253
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,296,987	$945,927
Notes payable	—	1,050,849
Operating lease liabilities, current portion	384,892	669,946
Finance lease liabilities, current portion	139,847	132,004
Deferred grant income	114,698	1,322,410
Accrued expenses and other current liabilities	6,879,750	6,692,181
Total current liabilities	8,816,174	10,813,317
Operating lease liabilities, noncurrent	682,925	635,777
Finance lease liabilities, noncurrent	3,312,595	3,418,483
Warrant liabilities	4,082,872	11,774,235
Total liabilities	16,894,566	26,641,812
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 42,236 shares issued and outstanding at September 30, 2024 and December 31, 2023	5	5
Common stock; $0.0001 par value; 800,000,000 shares authorized at September 30, 2024 and December 31, 2023; 9,283,939 and 9,280,159 shares issued, respectively, and 9,229,274 and 9,225,494 outstanding at September 30, 2024 and December 31, 2023, respectively	929	929
Treasury stock, at cost; 54,665 shares held at September 30, 2024 and December 31, 2023	(5,521,246)	(5,521,246)
Additional paid-in capital	155,144,947	152,856,874
Accumulated other comprehensive income	52,133	26,420
Accumulated deficit	(112,774,151)	(90,063,541)
Total stockholders’ equity	36,902,617	57,299,441
Total liabilities and stockholders’ equity	$53,797,183	$83,941,253

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Grant revenue	$—	$1,267,361	$1,207,712	$1,933,980
Total revenue	—	1,267,361	1,207,712	1,933,980
Operating expenses
Research and development	7,830,745	4,019,718	22,599,998	12,217,569
General and administrative	3,478,621	2,570,565	11,509,394	8,917,960
Total operating expenses	11,309,366	6,590,283	34,109,392	21,135,529
Loss from operations	(11,309,366)	(5,322,922)	(32,901,680)	(19,201,549)
Other income (expense)
Changes in fair value of warrant liabilities	6,171	178,758	7,691,363	(96,172)
Interest expense	(78,036)	(69,700)	(247,525)	(237,405)
Interest income	277,174	14,364	1,149,624	100,920
Other income	754,647	97,183	1,597,608	97,183
Total other income (expense)	959,956	220,605	10,191,070	(135,474)
Loss before income taxes	(10,349,410)	(5,102,317)	(22,710,610)	(19,337,023)
Net loss	$(10,349,410)	$(5,102,317)	$(22,710,610)	$(19,337,023)
Other comprehensive income:
Unrealized gain, change in fair value of available-for-sale securities, net of tax	$44,172	$—	$574	$—
Foreign currency translation	$39,314	—	25,139	—
Total comprehensive loss	$(10,265,924)	$(5,102,317)	$(22,684,897)	$(19,337,023)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(1.12)	$(0.97)	$(2.45)	$(3.79)
Weighted-average common shares outstanding – basic and diluted	9,259,192	5,240,600	9,252,095	5,108,464

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock		Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	9,280,159	$929	42,236	$5	$152,856,874	(54,665)	$(5,521,246)	$(90,063,541)	$26,420	$57,299,441
Stock-based compensation	—	—	—	—	617,445	—	—	—	—	617,445
Issuance of common stock for exercise of stock options	3,780	—	—	—	20,412	—	—	—	—	20,412
Net loss	—	—	—	—	—	—	—	(5,025,745)	—	(5,025,745)
Foreign currency translation	—	—	—	—	—	—	—	—	(33,807)	(33,807)
Unrealized gain (loss), change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	(56,061)	(56,061)
Balance at March 31, 2024	9,283,939	929	42,236	5	153,494,731	(54,665)	(5,521,246)	(95,089,286)	(63,448)	52,821,685
Stock-based compensation	—	—	—	—	601,433	—	—	—	—	601,433
Net loss	—	—	—	—	—	—	—	(7,335,455)	—	(7,335,455)
Foreign currency translation	—	—	—	—	—	—	—	—	19,632	19,632
Unrealized gain (loss), change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	12,463	12,463
Balance at June 30, 2024	9,283,939	929	42,236	5	154,096,164	(54,665)	(5,521,246)	(102,424,741)	(31,353)	46,119,758
Stock-based compensation	—	—	—	—	1,048,783	—	—	—	—	1,048,783
Net loss	—	—	—	—	—	—	—	(10,349,410)	—	(10,349,410)
Foreign currency translation	—	—	—	—	—	—	—	—	39,314	39,314
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	44,172	44,172
Balance at September 30, 2024	9,283,939	929	42,236	5	155,144,947	(54,665)	(5,521,246)	(112,774,151)	52,133	36,902,617

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2022	5,093,927	510	84,448,633	(54,665)	(5,521,246)	(47,869,755)	31,058,142
Issuance of common stock for exercise of stock options	350	—	1,890	—	—	—	1,890
Professional fees settled with warrants	—	—	93,530	—	—	—	93,530
Stock-based compensation	—	—	602,780	—	—	—	602,780
Net loss	—	—	—	—	—	(7,353,820)	(7,353,820)
Balance at March 31, 2023	5,094,277	510	85,146,833	(54,665)	(5,521,246)	(55,223,575)	24,402,522
Issuance of common stock for settlement of accrued liabilities and professional fees	191,689	19	1,549,981	—	—	—	1,550,000
Stock-based compensation	—	—	644,815	—	—	—	644,815
Net loss	—	—	—	—	—	(6,880,886)	(6,880,886)
Balance at June 30, 2023	5,285,966	529	87,341,629	(54,665)	(5,521,246)	(62,104,461)	19,716,451
Issuance of common stock for exercise of stock options	450	—	2,430	—	—	—	2,430
Stock-based compensation	—	—	639,246	—	—	—	639,246
Net loss	—	—	—	—	—	(5,102,317)	(5,102,317)
Balance at September 30, 2023	5,286,416	529	87,983,305	(54,665)	(5,521,246)	(67,206,778)	15,255,810

*The condensed consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,710,610)	$(19,337,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,941,764	2,730,660
Amortization of finance right-of-use assets	65,118	70,221
Stock-based compensation expense	2,267,661	1,886,841
Gain on sale of equipment	—	(16,715)
Changes in fair value of warrant liabilities	(7,691,363)	96,172
Accretion of discounts on short-term investments	(217,749)	—
Professional fees settled with equity instruments	—	143,530
Changes in operating assets and liabilities
Accrued interest receivable	(97,047)	—
Accounts receivable	—	5,556,577
Prepaid expenses and other current assets	372,553	888,251
Operating lease right-of-use assets and liabilities, net	(24,476)	394,862
Accounts payable	332,938	(2,595,947)
Deferred grant income	(1,207,712)	1,627,421
Accrued expense and other current liabilities	209,102	(3,117,538)
Net cash used in operating activities	(24,759,821)	(11,672,688)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	44,450
Purchases of equipment	(281,885)	(129,290)
Purchases of investment securities	(36,137,485)	—
Sales and maturities of investments	15,126,337	—
Net cash used in investing activities	(21,293,033)	(84,840)

Cash flows from financing activities:
Payment of deferred issuance costs	(261,105)	—
Payments of notes payable	(1,050,849)	(772,665)
Principal payments on finance leases	(98,045)	(95,541)
Proceeds from exercise of stock options	20,412	4,320
Net cash used in financing activities	(1,389,587)	(863,886)

Effect of exchange rate changes on cash and cash equivalents	47,550	—

Net decrease in cash and cash equivalents	(47,394,891)	(12,621,414)
Cash and cash equivalents
Beginning of period	56,566,066	15,046,894
End of period	$9,171,175	$2,425,480
Supplemental cash flow information:
Cash paid for interest	$303,309	$179,222

Supplemental information on non-cash investing and finance activities:
Settlement of accrued liabilities through the issuance of common stock	$—	$1,500,000
Right-of-use assets obtained in exchange for operating lease liabilities	$368,425	$—

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses, negative cash flows from operations and, as of September 30, 2024, had an accumulated deficit of $112.8 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

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

The Company currently expects that its cash and cash equivalents of $9.2 million and short-term investments of $21.2 million as of September 30, 2024 will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

(2) Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of presentation

The financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP” or “U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

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

The Company accounts for warrants to purchase its common stock par value of $0.0001 per share (its “common stock”) pursuant to Accounting Standards Codification (“ASC”) Topic 470, Debt (“ASC 470”), and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 13, Fair Value Measurements) and any changes in fair value are reflected in other income and expense. The warrants classified as equity are reported at their estimated relative fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 12, Warrants.

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

As of September 30, 2024, the Company had $261 thousand in deferred issuance costs related to the Company’s sales agreement with Cantor Fitzgerald & Co. The sales agreement is discussed further in Note 10, Stockholders’ Equity. The Company had no deferred issuance costs as of December 31, 2023.

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

Short-term investments

The Company accounts for short-term investments in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At September 30, 2024, the Company’s short-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days and investments in exchange traded mutual funds. The Company classifies these securities as current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

The Company recognizes the change in fair value of available-for-sale equity securities within other income in the condensed consolidated statement of operations and comprehensive loss, and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income in the condensed consolidated statement of operations and comprehensive loss.

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

The Company did not recognize any credit losses on its short-term investments during the three and nine months ended September 30, 2024 and 2023.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and nine months ended September 30, 2024 and 2023.

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

During the three and nine months ended September 30, 2024 and 2023, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in a material change in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three and nine months ended September 30, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and nine months ended September 30, 2024 and 2023.

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

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net loss and are included in “Accumulated other comprehensive income, net” in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive loss for the three and nine months ended September 30, 2024 consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities.

The Company had no items of comprehensive loss other than its net loss for the three and nine months ended September 30, 2023.

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

(3) New accounting standards

Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), along with a description of other segment items by reportable segment and any additional profit or loss measures used by the CODM in resource allocation decisions. The ASU mandates that all currently required annual disclosures under Topic 280 also be included in interim periods and applies to entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years starting after December 15, 2024. The Company is currently evaluating the impact of this ASU on its disclosures within the condensed consolidated financial statements.

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

(4) Revenue

During the three and nine months ended September 30, 2024 and 2023, the Company recognized revenue from the following grants:

Government grants

There was no revenue recognized from government grants for the three months ended September 30, 2024. Total revenue recognized from government grants was approximately $1.2 million for the nine months ended September 30, 2024, and $1.3 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.

National Institute of Health - National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and had an original term of April 2019 through March 2021. The grant was subsequently amended to extend the end date to March 2023. No grant income was recognized for this grant for the three and nine months ended September 30, 2024. No grant income was recognized for this grant for the three months ended September 30, 2023 and approximately $192 thousand of grant income was recognized for the nine months ended September 30, 2023. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and had an original term of August 2017 through July 2021. The grant was subsequently amended to extend the end date to July 2023. No grant income was recognized for the three and nine months ended September 30, 2024. No grant income was recognized for the three months ended September 30, 2023 and approximately $273 thousand of grant income was recognized for the nine months ended September 30, 2023. This grant was completed as of June 30, 2023.

US Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. No deferred grant income was recognized for the three months ended September 30, 2024. Deferred grant income recognized was approximately $1.2 million for the nine months ended September 30, 2024, and $1.3 million and $1.5 million for the three and nine months ended September 30, 2023, respectively. This grant was terminated in 2022.

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

(5) Earnings per share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(10,349,410)	$(5,102,317)	$(22,710,610)	$(19,337,023)
Weighted-average common shares outstanding – basic and diluted	9,259,192	5,240,600	9,252,095	5,108,464
Net loss per share, basic and diluted	$(1.12)	$(0.97)	$(2.45)	$(3.79)

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

	For The Nine Months Ended September 30,
	2024	2023
Stock options and awards	3,131,831	65,211
Convertible Debt	—	38,990
Common Stock Warrants (1)	2,233,407	1,383,289
Series A Preferred Stock (2)	6,704,122	—
Preferred Stock Warrants (3)	23,803,334	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	36,023,500	1,638,296
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
(3)
Represents 6,800,953 and 17,002,381 shares of common stock underlying 42,846 outstanding Preferred Tranche B Warrants (as defined below) and 107,115 outstanding Preferred Tranche C Warrants (as defined below), respectively.

(6) Property, plant and equipment

As of September 30, 2024 and December 31, 2023, the Company’s property, plant and equipment was as follows:

	September 30, 2024	December 31, 2023
Laboratory equipment (1)	$11,304,551	$9,415,210
Animal facility leasehold improvements	8,357,667	8,357,667
Animal facility equipment	1,188,854	1,137,666
Construction-in-progress	23,360	—
Leasehold improvements (1)	7,064,721	9,296,344
Vehicles	208,453	208,453
Office furniture and equipment (1)	1,778,231	1,233,038
Total Property, plant and equipment, gross	29,925,837	29,648,378
Less: accumulated depreciation and amortization	(13,849,197)	(9,911,859)
Property, plant and equipment, net	$16,076,640	$19,736,519

(1) The Company re-classed $2.2 million of leasehold improvements to laboratory equipment ($1.8 million) and office furniture and equipment ($470 thousand) as of September 30, 2024.

Depreciation and amortization expense was $0.9 million and $3.9 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $2.7 million, respectively, for the three and nine months ended September 30, 2023, respectively. During the nine months ended September 30, 2024, the Company recorded expense of approximately $0.9 million for an out-of-period adjustment related to the amortization of leasehold improvements, $0.7 million is included in research and development expense and $0.2 million is included in general and administrative expense.

(7) Leases

The Company has an operating lease for lab space from Sanford Health, under a lease that started in June 2014 and initially ended in June 2019, at which time the lease was extended through August 2024. This lease can be terminated with one-year advance written notice. This lease was amended again in October 2022 to reduce the Company’s leased area to 21,014 square feet. Additionally, pursuant to the amendment in October 2022, the Company and Sanford Health agreed for the period of October 2022 to September 2023, the Company’s obligation to pay the Annual Rent shall be abated and not required to be paid when normally due (the “Abated Rent”). In exchange for the Abated Rent, effective October 1, 2022, the Company issued Sanford Health an 8% unsecured, convertible promissory note (see Note 9, Notes Payable for further discussion). The October 2022 amendment was accounted for as a lease modification under ASC 842 - Leases and the right-of-use asset and lease liability were remeasured at the modification date of October 1, 2022. The October 2022 lease amendment reduced the lease payment to approximately $45 thousand per month through 2023 and approximately $46 thousand per month through September 2024. The lease does not provide an implicit rate, and, therefore, the Company used an IBR of 6.92% as the discount rate when measuring the operating lease liability. The operating lease does not include an option to extend beyond the life of the current term. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company. In September 2024, the original lease ended, and the Company entered into a short-term lease for the same facility, effective through December 31, 2024.

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

The amortizable lives of the operating lease assets are limited by their expected lease terms. The amortizable lives of the finance lease assets are limited by their expected lives, as the Company intends to exercise the purchase options at the end of the leases. The following is the estimated useful lives of the finance lease assets:

Animal Facility	40 years
Equipment	3–7 years
Land	Indefinite

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of September 30, 2024 are:

	Operating	Finance
Weighted-average remaining lease term (years)	3.05	14.17
Weighted-average discount rate (percentage)	7.78%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2024:

	Operating	Finance
2024 — remaining	$112,705	$100,374
2025	452,135	401,496
2026	393,349	401,496
2027	86,721	401,496
2028	90,190	401,496
Thereafter	57,762	3,981,502
Undiscounted future minimum lease payments	1,192,862	5,687,860
Less: Amount representing interest payments	(125,045)	(2,235,418)
Total lease liabilities	1,067,817	3,452,442
Less current portion	(384,892)	(139,847)
Noncurrent lease liabilities	$682,925	$3,312,595

Operating lease expense was approximately $199 thousand and $647 thousand for the three and nine months ended September 30, 2024, respectively, and $246 thousand and $738 thousand for the three and nine months ended September 30, 2023, respectively. Operating lease costs are included within research and development expenses on the condensed consolidated statements of operations.

Finance lease costs for the three and nine months ended September 30, 2024 included approximately $22 thousand and $65 thousand, respectively, in right-of-use asset amortization and approximately $67 thousand and $202 thousand, respectively, of interest expense. Finance lease costs for the three and nine months ended September 30, 2023 included approximately $22 thousand and $70 thousand, respectively, in right-of-use-asset amortization and approximately $70 thousand and $210 thousand, respectively, of interest expense. Finance lease costs are included within research and development expenses on the condensed consolidated statements of operations.

Cash payments under operating leases were approximately $195 thousand and $672 thousand for the three and nine months ended September 30, 2024, respectively, and $118 thousand and $354 thousand for the three and nine months ended September 30, 2023, respectively. Cash payments under finance leases were approximately $100 thousand and $301 thousand for the three and nine months ended September 30, 2024, respectively, and $100 thousand and $306 thousand for the three and nine months ended September 30, 2023, respectively.

(8) Accrued Expenses and Other Current Liabilities

As of September 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Payroll and employee-related costs	$3,333,571	$3,400,308
Accrued research and development expenses	1,698,258	480,435
Accrued legal fees	755,383	907,816
Accrued financing fees payable	745,500	1,461,149
Accrued interest	22,211	77,995
Other accrued expenses	324,827	364,478
	$6,879,750	$6,692,181

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

Pursuant to the 8% Unsecured Convertible Note, the Company shall pay the sum of approximately $542 thousand (the “Principal”) plus accrued and unpaid interest thereon on September 30, 2024 (the “Maturity Date”). Simple interest shall accrue on the outstanding Principal from and after the date of the 8% Unsecured Convertible Note and shall be payable on the Maturity Date. The Company repaid the Principal of $542 thousand and total accrued interest of $87 thousand during the three months ended September 30, 2024.

The Company incurred approximately $32 thousand and $36 thousand of interest expense for the three and nine months ended September 30, 2024 and 2023, respectively, related to the 8% Unsecured Convertible Note.

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

The total premiums, taxes and fees financed is approximately $765 thousand with an annual interest rate of 7.96%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker (as such terms are defined in the agreement with Lender), the Company unconditionally promises to pay Lender the amount financed plus interest and other charges permitted under the agreement. The Company paid the insurance financing note through installment payments with the last payment for the current note being September 22, 2024. The Company recognized no insurance financing note payable in its condensed consolidated balance sheet as of September 30, 2024 and recognized approximately $509 thousand of insurance financing note payable in its condensed consolidated balance sheets as of December 31, 2023. The Company incurred less than $1 thousand of interest expense related to the insurance financing note for the three months ended September 30, 2024 and 2023 and approximately $13 thousand and $13 thousand for the nine months ended September 30, 2024 and 2023, respectively.

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

Prior to the extended mandatory exercise time of certain Preferred Tranche A Warrants, certain investors informed the Company that they would not exercise such warrants. Certain other investors in the offering agreed to assume and exercise 16,269 of the 27,115 unexercised Preferred Tranche A Warrants and received 10,846 of the Preferred Tranche B Warrants and 27,115 of the Preferred Tranche C Warrants from the transferring Investors. The balance of the unexercised Preferred Tranche A Warrants and the remaining Preferred Tranche B Warrants and Preferred Tranche C Warrants issued to the investors who failed to exercise their Preferred Tranche B Warrants were cancelled. Following these updates to the offering, the Company issued 59,654 shares of Series A-1 Preferred Stock for aggregate proceeds of approximately $59.65 million upon the exercise of the Tranche A Warrants.

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

Sales Agreement

As previously disclosed, on January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as the Company’s sales agent. For the period ended September 30, 2024, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement, and up to $20,000,000 remains to be sold under the Sales Agreement.

(11) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of September 30, 2024, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 297,687 shares of common stock available for grant and 430,963 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares. In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 (the “2021

Plan Amendment”). As of September 30, 2024, there were up to 5,500,000 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan following the 2021 Plan Amendment, with 2,767,789 shares of common stock available for grant and 2,732,211 shares of common stock underlying outstanding grants.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2023	1,009,519	$15.01	6.19	$664,967
Granted	2,374,955	$3.90
Forfeited	(207,458)	$6.93
Exercised	(3,780)	$5.40
Expired	(76,949)	$15.28
Outstanding options, September 30, 2024	3,096,287	$9.92	7.63	$66,308
Options vested and exercisable, September 30, 2024	721,516	$16.73	5.23

Total unrecognized compensation cost related to non-vested stock options as of September 30, 2024 was approximately $6.9 million and is expected to be recognized within future operating results over a weighted-average period of 3.32 years.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2024, was $2.18 and $2.99 per share, respectively. During the three and nine months ended September 30, 2024, 164,728 options vested with a fair value totaling $633 thousand and 278,658 options vested with a fair value totaling $1.6 million, respectively.

During the three months ended September 30, 2023, no stock options were granted. Consequently, there is no weighted average grant fair value per share to report for the options granted during this period. The weighted average grant date fair value of options granted during the nine months ended September 30, 2023, was $4.09 per share. During the three and nine months ended September 30, 2023, 60,911 options vested with a fair value totaling $739 thousand and 91,466 options vested with a fair value totaling $1.8 million, respectively.

The estimated fair value of stock options granted to employees and consultants during the three and nine months ended September 30, 2024 and 2023, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Three Months Ended September 30,			For The Nine Months Ended September 30,
	2024	2023		2024	2023
Expected volatility	98.7 - 103.4%	*	%	89.9 - 103.4%	80.2 - 81.9%
Weighted-average volatility	101.1%	*	%	95.9%	81.7%
Expected dividends	—%	*	%	—%	—%
Expected term (in periods)	5.00 - 6.08	*		5.00 - 6.08	5.77 - 6.08
Risk-free rate	3.68 - 4.19%	*	%	3.68 - 4.32%	3.50 - 3.90%

* No options were granted during the three months ended September 30, 2023.

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2024 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	66,887	$11.56
Vested	(31,343)	$9.70
Unvested as of September 30, 2024	35,544	$10.48

At September 30, 2024, the Company had an aggregate of $357 thousand of unrecognized equity-based compensation related to restricted stock units outstanding. During the three and nine months ended September 30, 2024, 4,183 shares with a fair value of $48 thousand vested and 18,527 shares with a fair value of $177 thousand vested, respectively. As of September 30, 2024, the Company had 31,343 restricted stock units vested but not issued. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 2.11 years.

Stock-based compensation expense

Stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		For The Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$482,444	$155,596	$973,113	$469,821
General and administrative	566,339	483,650	1,294,548	1,417,020
Total	$1,048,783	$639,246	$2,267,661	$1,886,841

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

September 2023 Purchase Agreement Warrants

As of September 30, 2024, the Company had outstanding 42,846 Preferred Tranche B Warrants to acquire shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $42.85 million, and 107,115 Preferred Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

Both the Preferred Tranche B Warrants and Preferred Tranche C Warrants were classified as derivative liabilities because they are redeemable for cash upon occurrence of a Fundamental Transaction, (as defined in the Forms for such warrants), which may be outside the control of the Company.

For more information see Note 10, Stockholders’ Equity.

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

The following table summarizes warrant activity for the nine months ended September 30, 2024:

	Outstanding December 31, 2023	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding September 30, 2024
Transaction
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Preferred Tranche B Warrants	42,846	—	—	—	42,846
Preferred Tranche C Warrants	107,115	—	—	—	107,115
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations for nine months ended September 30, 2024 and 2023.

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

The key inputs into the valuations as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.58%	4.03%
Expected term remaining (periods)	2.06	2.81
Implied volatility	149.3%	85.0%
Closing common stock price on the measurement date	$2.70	$6.90

Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Preferred Warrant. As a result, the Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2024 and 2023.

The Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche B Warrant as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Risk-free interest rate (1)	3.94%	2.58%
Expected term remaining (periods) (1)	0.45	0.69
Implied volatility	95.0%	85.0%
Underlying Stock Price (Preferred Series A)	$220.15	$560.56
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations, which take into account the various potential dates for the announcement of the SAB-142-101 data. This probability was estimated to be 45.0% as of December 31, 2023, and further reduced to 10.0% as of September 30, 2024. This adjustment was driven by progress around enrollment for the ongoing clinical trial.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrant as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Risk-free interest rate (1)	3.58%	3.85%
Expected term remaining (periods) (1)	4.16	4.91
Implied volatility	95.0%	85.0%
Underlying Stock Price (Preferred Series A)	$220.15	$560.56
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The probability was 38.5% and 25.0% as of September 30, 2024 and December 31, 2023, respectively.

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2024
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$3,498,894	$3,498,894	$—	$—
U.S. treasury securities	3,187,847	3,187,847	—	—
Short-term investments
Mutual funds	9,301,713	9,301,713	—	—
U.S. treasury securities	11,927,759	11,927,759	—	—
Total	$27,916,213	$27,916,213	$—	$—
Liabilities:
Public Warrant liability	$207,292	$207,292	$—
Private Placement Warrant liability	8,761	—	—	8,761
Preferred Warrants	3,866,819	—	—	3,866,819
Total	$4,082,872	$207,292	$—	$3,875,580

	As of December 31, 2023
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$172,500	$172,500	$—	$—
Private Placement Warrant liability	6,258	—	—	6,258
Preferred Warrants	11,595,477	—	—	11,595,477
Total	$11,774,235	$172,500	$—	$11,601,735

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2023	$6,258
Change in fair value of Private Placement Warrant liability	2,086
Balance, March 31, 2024	8,344
Change in fair value of Private Placement Warrant liability	3,129
Balance, June 30, 2024	11,473
Change in fair value of Private Placement Warrant liability	(2,712)
Balance, September 30, 2024	$8,761

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2023	$11,595,477
Change in fair value of the Preferred Warrant liabilities	(5,527,805)
Balance, March 31, 2024	6,067,672
Change in fair value of the Preferred Warrant liabilities	(2,272,207)
Balance, June 30, 2024	3,795,465
Change in fair value of the Preferred Warrant liabilities	71,354
Balance, September 30, 2024	$3,866,819

As of September 30, 2024 and December 31, 2023, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, notes payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Investments

The fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	11,927,185	2,010	(1,436)	11,927,759
Total	11,927,185	2,010	(1,436)	11,927,759

There were five securities in an unrealized loss position at September 30, 2024, all of which have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s available-for-sale debt securities as of September 30, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery. Gross realized gains and losses on the sale of short-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive loss. Realized gains and losses were not material for the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2024, the Company recognized unrealized gains of $38 thousand and $53 thousand, respectively, on its equity investments; no gains or losses were realized during these periods. No gains or losses on equity investments were recognized or realized during the three and nine months ended September 30, 2023.

Accrued interest receivable, related to the above investment securities amounted to $97 thousand for the nine months ended September 30, 2024 and are included within accrued interest receivable on the condensed consolidated balance sheet. There were no interest receivables as of December 31, 2023.

(15) Income Taxes

Due to current and prior year losses the Company does not expect to have any Income Tax Provision.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $6.8 million during the nine months ended September 30, 2024. The Company has not recognized any reserves for uncertain tax positions.

(16) Related Party Transactions

For the three and nine months ended September 30, 2024 and 2023, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(17) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $81 thousand and $310 thousand during the three and nine months ended September 30, 2024, respectively, and $71 thousand and $210 thousand, during the three and nine months ended September 30, 2023, respectively.

(18) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(19) Subsequent Events

The Company evaluated subsequent events through the date of issuance of these condensed consolidated financial statements. The Company has no subsequent events that occurred that would be required to be disclosed in, or would be recognized, in these condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements involved known and unknown risks, relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including but not limited to those related to IND enabling GLP safety/toxicology of SAB-142; and Phase 1 & Phase 2a results of SAB-176; do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

Recent Developments

SAB provided a clinical trial progress update on September 9, 2024 at the European Association for the Study of Diabetes Annual Meeting. The update confirmed that SAB-142 has completed Phase 1 enrollment of all planned cohorts in healthy volunteers and is progressing to enroll patients with type 1 diabetes in the last cohort of the study. Further, the target dose of SAB-142 2.5mg/kg is complete with no observation of serum sickness.

SAB has elected to add a T1D patient cohort to establish safety, tolerability, pharmacokinetic and immunogenicity profile of SAB-142 in patients with T1D prior to initiation of an upcoming Phase II SAFEGUARD study in patients with new-onset T1D.

SAB-142 believes that it remains on track for a topline Phase 1 data readout by the end of the year.

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

Figure 1. An overview of phased milestones for SAB-142, starting with Phase 1 study cohorts 1-5 starting end of 2023 through beginning of 2025, with Phase 1 topline results anticipated in late 2024. Phase 2 study POC/DRF is anticipated to begin in early 2025 with Phase 2 (SAFEGUARD) topline results expected at the end of 2027.

Figure 2. An overview of the SAB-142 pipeline, including potential future anticipated studies for other indications and anticipated milestones.

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

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described throughout our analysis within Components of Results of Operations below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and supplemented with revised or additional risk factors in our Quarterly Reports on Form 10-Q, including any such risks included in “Part II, Item 1A, Risk Factors” herein.

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

Government grants

There was no revenue recognized from government grants for the three months ended September 30, 2024 and total revenue recognized from government grants was approximately $1.2 million for the nine months ended September 30, 2024, and $1.3 million and $1.9 million for the three and nine months ended September 30, 2023, respectively.

The National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”) and Geneva Foundation grants, totaling approximately $4.2 million, were completed as of June 30, 2023. No grant income was recognized for these grants in the three and nine months ended September 30, 2024. The Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) Rapid Response Contract (the “JPEO Rapid Response Contract”), initially awarded for up to $25 million and later expanded to $203.6 million, was terminated in 2022 (the “JPEO Rapid Response Contract Termination”). A final settlement was reached with the US Department of Defense (the “DoD”) in January 2023. Approximately $1.2 million in deferred grant income was recognized for the JPEO Rapid Response Contract in the nine months ended September 30, 2024. A remaining $115 thousand is expected to be recognized as wind-down activities are completed, subject to potential adjustments from negotiations with third-party vendors.

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further information about our established revenue recognition process and Note 4, Revenue, to our condensed consolidated financial statemetns for further information about revenue recognized from government grants for the three and nine months ended September 30, 2024 and 2023.

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

Research and development activities consist of discovery research for our platform development and the indications we are working on. For SAB-142, Avance Clinical PTY, Ltd (“Avance”), acts as the contract research organization (“CRO”) overseeing our Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current. For the three and nine months ended September 30, 2024 and 2023, we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in future periods and vary from period to period.

Major components within our research and development expenses are salaries and benefits (laboratory & farm), laboratory supplies, animal care, contract manufacturing, clinical trial expense, outside laboratory services, project consulting, and facility expenses. Our platform allows us to work on multiple projects with the same resources, as the research and development process of each product is very similar (with minimal differences in the manufacturing process).

Research and development expenses by component for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Salaries & benefits	$2,754,884	$1,625,985
Laboratory supplies	377,933	174,012
Animal care	130,369	112,421
Contract manufacturing	—	388,171
Clinical trial expense	1,462,044	210,265
Outside laboratory services	1,472,089	170,905
Project consulting	182,387	16,585
Facility expense	1,409,182	1,312,359
Other expenses	41,857	9,015
Total research and development expenses	$7,830,745	$4,019,718

	Nine Months Ended September 30,
	2024	2023
Salaries & benefits	$7,520,853	$4,995,096
Laboratory supplies	1,012,337	741,375
Animal care	419,438	804,006
Contract manufacturing	—	388,171
Clinical trial expense	2,897,710	367,301
Outside laboratory services	4,562,728	539,279
Project consulting	713,018	307,210
Facility expense	5,346,609	3,975,518
Other expenses	127,305	99,613
Total research and development expenses	$22,599,998	$12,217,569

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

Other Income (expense)

Other income primarily consists of income associated with the refundable portion of Australian research and development tax credits and dividend income from non-interest bearing short-term investments.

Interest income

Interest income consists of interest earned on our investments in debt securities, cash, and cash equivalents.

Interest expense

Interest expense consists primarily of interest related to abated rent and insurance financing.

Results of Operations

The following tables set forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Revenue
Grant revenue	$—	$1,267,361
Total revenue	—	1,267,361
Operating expenses
Research and development	7,830,745	4,019,718
General and administrative	3,478,621	2,570,565
Total operating expenses	11,309,366	6,590,283
Loss from operations	(11,309,366)	(5,322,922)
Other income (expense)
Changes in fair value of warrant liabilities	6,171	178,758
Interest expense	(78,036)	(69,700)
Interest income	277,174	14,364
Other income	754,647	97,183
Total other income (expense)	959,956	220,605
Loss before income taxes	(10,349,410)	(5,102,317)
Net loss	$(10,349,410)	$(5,102,317)

The following tables set forth our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Revenue
Grant revenue	$1,207,712	$1,933,980
Total revenue	1,207,712	1,933,980
Operating expenses
Research and development	22,599,998	12,217,569
General and administrative	11,509,394	8,917,960
Total operating expenses	34,109,392	21,135,529
Loss from operations	(32,901,680)	(19,201,549)
Other income (expense)
Changes in fair value of warrant liabilities	7,691,363	(96,172)
Interest expense	(247,525)	(237,405)
Interest income	1,149,624	100,920
Other income	1,597,608	97,183
Total other income (expense)	10,191,070	(135,474)
Loss before income taxes	(22,710,610)	(19,337,023)
Income tax expense (benefit)	—	—
Net loss	$(22,710,610)	$(19,337,023)

Comparison of the three and nine months ended September 30, 2024 and 2023

Revenue

	Three Months Ended September 30,
	2024	2023	Change	% Change
Revenue	$—	$1,267,361	$(1,267,361)	(100.0)%
Total revenue	$—	$1,267,361

Revenue decreased by approximately $1.3 million, or 100.0%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the JPEO Rapid Response Contract Termination. There was no revenue for the three months ended September 30, 2024, as compared to $413 thousand for supplies and $855 thousand for contract manufacturing, for the three months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Revenue	$1,207,712	$1,933,980	$(726,268)	(37.6)%
Total revenue	$1,207,712	$1,933,980

Revenue decreased by $0.7 million, or 37.6%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the nine months ended September 30, 2024, are closeout activities and charges of $1.2 million due to outside services for laboratory supply disposal, as compared to $0.5 million for supplies, $0.1 million for labor, and $1.4 million for contract manufacturing for the nine months ended September 30, 2023.

As a result of the JPEO Rapid Response Contract Termination, we expect future revenues to be lower as our primary pipeline development target of Type 1 diabetes remains independently financed as we explore potential partnerships, co-development opportunities, and licensing arrangements.

Research and Development

	Three Months Ended September 30,
	2024	2023	Change	% Change
Research and development	$7,830,745	$4,019,718	$3,811,027	94.8%
Total research and development expenses	$7,830,745	$4,019,718

Research and development expenses increased by $3.8 million, or 94.8%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to increases in outside lab services (year-over-year increase of $1.3 million, 595.8%, salaries and benefits (year-over-year increase of $1.1 million, 49.5%), overhead (year-over-year increase of $0.1 million, 16.8%), project consulting (year-over-year increase of $0.2 million, 300.5%), clinical trial costs (year-over-year increase of $1.3 million, 475.4%), laboratory supplies (year-over-year increase of $0.2 million, 67.7%), offset by a decrease in contract manufacturing (year-over-year decrease of $0.4 million, 100.0%).

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Research and development	$22,599,998	$12,217,569	$10,382,429	85.0%
Total research and development expenses	$22,599,998	$12,217,569

Research and development expenses increased by $10.4 million, or 85.0%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to increases in outside lab services (year-over-year increase of $4.0 million, 739.0%), salaries and benefits (year-over-year increase of $2.5 million, 41.5%), an out-of-period adjustment of $0.9 million of amortization expense, overhead (year-over-year increase of $0.5 million, 11.9%), project consulting (year-over-year increase of $0.4 million, 82.6%), clinical trial costs (year-over-year increase of $2.5 million, (814.2%), laboratory supplies (year-over-year increase of $0.3 million, 11.8%) offset by a decrease in animal care (year-over-year decrease of $0.4 million, 58.3%) and contract manufacturing (year-over-year decrease of $0.4 million, 100.0%).

General and Administrative

	Three Months Ended September 30,
	2024	2023	Change	% Change
General and administrative	$3,478,621	$2,570,565	$908,056	35.3%
Total general and administrative expenses	$3,478,621	$2,570,565

General and administrative expenses increased by $908 thousand, or 35.3%, in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to salaries and benefits (year-over-year increase of $883 thousand, 68.3%), project consulting (year-over-year increase of $159 thousand, 3.3%), human resources, legal, and other administrative support fees relating to IT (year-over-year increase of $15 thousand, 4.0%), offset by a decrease in insurance costs (year-over-year decrease of $149 thousand, 31.7%). We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We anticipate incurring expenses related to the remediation of material weaknesses in our internal control over financial reporting, which involve implementing new processes and engaging with a third-party firm.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
General and administrative	$11,509,394	$8,917,960	$2,591,434	29.1%
Total general and administrative expenses	$11,509,394	$8,917,960

General and administrative expenses increased by $2.6 million, or 29.1%, in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to salaries and benefits (year-over-year increase of $2.6 million, 72.3%), project consulting (year-over-year increase of $0.3 million, 36.7%), and other immaterial administrative support fees relating to IT and human resources, offset by a decrease in insurance costs (year-over-year decrease of $0.4 million, 29.8%). We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We anticipate incurring expenses related to the remediation of material weaknesses in our internal control over financial reporting, which involve implementing new processes and engaging with a third-party firm.

Non-operating Income

	Three Months Ended September 30,
	2024	2023	Change	% Change
Changes in fair value of warrant liabilities	$6,171	$178,758	$(172,587)	(96.5)%
Other income	754,647	97,183	657,464	676.5%
Total non-operating income	$760,818	$275,941

Total non-operating income increased by $0.5 million, or 175.7% in the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to the other income attributable to the Australian research and development tax credit (year-over-year increase of $0.6 million) and dividend income received from non-interest bearing short-term investments (year-over-year increase of $0.1 million), offset by the change in fair value of warrant liabilities (year-over-year decrease of $0.2 million, 96.5%),

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Changes in fair value of warrant liabilities	$7,691,363	$(96,172)	$7,787,535	(8,097.51)%
Other income	1,597,608	97,183	1,500,425	1,543.92%
Total non-operating income	$9,288,971	$1,011

Total non-operating income increased by $9.3 million, or 918,690.41% in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the change in fair value of warrant liabilities (year-over-year increase of $7.8 million, 8,097.5%), and Australian research and development tax credit (year-over-year increase of $1.2 million) and income received from non-interest bearing short-term investments (year-over-year increase of $0.3 million).

Interest Expense

	Three Months Ended September 30,
	2024	2023	Change	% Change
Interest expense	$78,036	$69,700	$8,336	12.0%
Total interest expense	$78,036	$69,700

Interest expense in the three months ended September 30, 2024 was consistent with interest expense in the three months ended September 30, 2023, with the added interest expense on the 8% Unsecured Convertible Note in the current fiscal period offset by lower interest expenses associated with our finance leases in the same period of the prior year.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Interest expense	$247,525	$237,405	$10,120	4.3%
Total interest expense	$247,525	$237,405

Interest expense in the nine months ended September 30, 2024 was consistent with interest expense in the nine months ended September 30, 2023, with the added interest expense on the 8% Unsecured Convertible Note in the current fiscal period offset by lower interest expenses associated with our finance leases in the same period of the prior year.

Interest Income

	Three Months Ended September 30,
	2024	2023	Change	% Change
Interest income	$277,174	$14,364	$262,810	1,829.64%
Total interest income	$277,174	$14,364

Interest income increased by $0.3 million, or 1829.6%, during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to interest earned on our investments in debt securities, along with higher interest earning cash and cash equivalent balances.

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Interest income	$1,149,624	$100,920	$1,048,704	1,039.14%
Total interest income	$1,149,624	$100,920

Interest income increased by $1.0 million, or 1,039.14%, during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2024, primarily due to interest earned on our investments in debt securities, and higher interest earning cash, and cash equivalent balances.

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had $30.4 million and $56.6 million, respectively, of cash, cash equivalents, and investments.

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

Pursuant to the 8% Unsecured Convertible Note, we shall pay the sum of approximately $542 thousand (the “Principal”) plus accrued and unpaid interest thereon on September 30, 2024 (the “Maturity Date”). Simple interest shall accrue on the outstanding Principal from and after the date of the 8% Unsecured Convertible Note and shall be payable on the Maturity Date. The Company repaid the Principal of $542 thousand and total accrued interest of $87 thousand during the three months ended September 30, 2024. We incurred approximately $32 thousand and $36 thousand of interest expense for the three and nine months ended September 30, 2024 and 2023, respectively, related to the 8% Unsecured Convertible Note.

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

The total premiums, taxes and fees financed is approximately $765 thousand with an annual interest rate of 7.96%. In consideration of the premium payment by Lender to the insurance companies or the Agent or Broker (as such terms are defined in the agreement with Lender), we unconditionally promise to pay Lender the amount financed plus interest and other charges permitted under the agreement. We paid the insurance financing note through installment payments with the last payment for the current note being September 22, 2024. We recognized no insurance financing note payable in its condensed consolidated balance sheet as of September 30, 2024 and recognized approximately $509 thousand of insurance financing note payable in its condensed consolidated balance sheet as of December 31, 2023. We incurred less than $1 thousand of interest expense related to the insurance financing note for the three months ended September 30, 2024 and 2023 and approximately $13 thousand and $13 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Please refer to Note 9, Notes Payable, to our condensed consolidated unaudited financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(24,759,821)	$(11,672,688)
Net cash used in investing activities	(21,293,033)	(84,840)
Net cash used in financing activities	(1,389,587)	(863,886)
Effect of exchange rate changes on cash and cash equivalents	47,550	—
Net decrease in cash and cash equivalents	$(47,394,891)	$(12,621,414)

Operating Activities

Net cash used in operating activities increased by $13.1 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in cash used in operating activities related to change in our operating assets and liabilities of $3.2 million and an increase in our net loss adjusted for non-cash items of $9.9 million. Year-over-year changes in cash used by operating activities is explained by shifts in the working capital balances as we continue to invest in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used by investing activities increased by $21.2 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to an increase in purchases, sales and maturities of investment securities.

Financing Activities

Net cash used by financing activities increased by $0.5 million in the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due payments of our convertible note and insurance financing agreement along with an increase in deferred issuance costs.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including CROs.

As of September 30, 2024, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

Due to current and prior year losses we do not expect to have any Income Tax Provision.

We continue to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $6.8 million during the nine months ended September 30, 2024. We have not recognized any reserves for uncertain tax positions.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced net losses, negative cash flows from operations and, as of September 30, 2024, and had an accumulated deficit of $112.8 million. We anticipate we will continue to generate losses for the foreseeable future and expect the losses to increase as we continue the development of, or seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support our long-term plans.

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

We currently expect that our cash, cash equivalents, and short-term investments of $30.4 million as of September 30, 2024 will not be sufficient to fund our operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 29, 2024 and our most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed with the SEC on August 8, 2024. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2024. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further details.

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have and intend to continue to take advantage of all of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% of our total revenue through grants from government organizations for the three and nine months ended September 30, 2024, respectively and the three and nine months ended September 30, 2023, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of September 30, 2024 and December 31, 2023, we had cash, cash equivalents, U.S. treasury securities, investments in exchange traded mutual funds, and money market funds of $30.4 million and $56.6 million, respectively, all of which was maintained in bank accounts, money market funds, mutual funds, and U.S. treasury securities. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2024 and December 31, 2023, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024. Management has concluded that there is a material weakness in the design and operating effectiveness of the Company’s control environment surrounding insufficient documentation of the formalized processes and procedures that are critical to the accomplishment of financial reporting objectives.

Plan for Remediation of Material Weakness

We continue to work to strengthen our internal control over financial reporting and are committed to ensuring that such controls are designed and operating effectively. We are implementing process and control improvements to address the above material weakness as follows:

•
We have engaged with a third party firm to perform a complete risk assessment and provide advisory services for our required documented control attributes and necessary remediation efforts. We have made significant progress in these collective efforts, and are substantially complete as of September 30, 2024. We plan to finish our necessary control testing and evidence documentation requirements by the end of 2024. We expect to be in a position to fully remediate the previously identified control procedure documentation issues prior to the filing of our Annual Report on Form 10-K for the year ended December 31, 2024.
•
We have completed our process of implementing a contract management platform. This will integrate functions governing the initiation, authorization, and execution of contracts with enhancements for our existing contract review control. This tool will now improve the ability of the finance organization to review new and renewed contracts for potential financial reporting implications.

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

Changes in Internal Control Over Financial Reporting

There were no changes, except for the remediation efforts described above, in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 29, 2024, which we strongly encourage you to review (the “2023 Annual Report”). There have been no material changes from the risk factors described in our 2023 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.1¥	Employment Agreement between SAB Biotherapeutics, Inc. and Lucy To dated July 26, 2024	8-K	001-39871	10.1	July 31, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: November 6, 2024	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chair and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lucy To
Lucy To
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)