Form 10-K
period 2024-12-31
SAB Biotherapeutics, Inc.
filed 2025-03-31
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39871

SAB BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-3899721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 W 41st St Miami Beach, Florida	33140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (605) 679-6980

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SABS	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	SABSW	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2024, was $19,539,415.

The number of shares of the registrant’s common stock outstanding as of March 21, 2025 was 9,288,868.

Auditor Firm Id:	274	Auditor Name:	EisnerAmper L.L.P.	Auditor Location:	Iselin, New Jersey

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

References to SAB Biotherapeutics, Inc.

In this Annual Report on Form 10-K, unless otherwise stated or the context otherwise indicates, references to the “Company,” “SAB,” “SAB BIO,” “we,” “our” and “us” mean SAB Biotherapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries.

Trademarks and Tradenames

The SAB BIO logo and other trademarks of the Company appearing in this Annual Report on Form 10-K are the property of the Company. All other trademarks, service marks and trade names in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols.

Market Data, Forecasts, and Other Information

Unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research. In addition, certain information included references to third-party publications regarding our business, results of operations, products, and product candidates.

Our estimates are derived from industry and general publications, studies and surveys conducted by third-parties, as well as data from our own internal research. These publications, studies and surveys generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information, and we have not independently verified industry data from such third-party sources. While we believe our internal research is reliable and that our internal estimates are reasonable, such research has not been verified by any independent source and our internal estimates are based on our good faith beliefs as of the respective dates of such estimates.

PART I

Item 1. Business.

Business Overview

We are a clinical-stage biopharmaceutical company focused on the development of human polyclonal immunotherapeutic antibodies, or human immunoglobulin G (hIgG), to address immunology disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including type 1 diabetes (T1D) and other autoimmune disorders. Our internally discovered antibodies are both target-specific and polyclonal, meaning they are comprised of multiple hIgG and can bind to multiple sites on targeted immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders.

Our proprietary platform holds the potential to generate additional novel therapeutic candidates to expand our pipeline, utilizing the human immune response to generate the optimal repertoire of hIgG for drug targets of interest. We believe it is the only technology capable of producing disease-targeted, hIgG in large quantities without the need for human plasma donors. We have optimized genetic engineering in the development of transchromosomic cattle, or Tc Bovine, which produce hIgG. Our engineering of our production platform drives IgG1 production across our pipeline. In addition, this differentiated approach using polyclonal antibodies has no biosimilar pathway, which provides a significant barrier to competitive polyclonal approaches.

Our Development Pipeline

The following table highlights our current development pipeline:

SAB-142: Lead Program Phase 2b Ready in Stage 3 T1D

Indication
Preclinical
Phase 1
Phase 2
Phase 3
Status / Milestones
Type 1 Diabetes
Delaying progression of T1D in new onset T1D patients (Stage 3)
Phase 2b Ready
Initiate Phase 2b SAFEGUARD Mid 2025
Maintenance of Stage 3 T1D
Delaying onset of Stage 3 T1D (Stage 2)
Phase 1 and Phase 2 SAFEGUARD studies support progression into Phase 3 for three T1D indications
Transplantation
Transplant Maintenance in Islet Cell Transplantation
Autoimmunity
Celiac Disease
SLE, Scleroderma, Polymyositis, Dermatomyositis
In vivo and in vitro pre-clinical and Phase 1 work from SAB-142 in T1D study to support direct progression into Phase 2 in other auto-immune indications
Current Studies
Potential future studies

SAB-142: Our Lead Product Candidate

Our wholly owned lead product candidate, SAB-142 is a human anti-thymocyte globulin (ATG) focused on preventing or delaying the progression of T1D. SAB-142 is a first-in-class, human, multi-target ATG treatment designed to provide superior efficacy and safety in delaying the onset or progression of T1D. SAB-142 is expected to reduce autoimmune β-cell destruction and delay progression or onset of T1D in patients with Stage 3 or Stage 2 T1D, respectively. The mechanism of action of SAB-142 has been clinically validated in numerous clinical trials with a rabbit anti-thymocyte globulin (rATG). In addition, data from more than 700 human subjects treated with antibodies produced by our platform support expectation of a zero-serum sickness rate and zero incidence of neutralizing anti-drug antibodies (ADA) within the upcoming SAB-142 clinical trials.

There is an established regulatory path for T1D indications using the SAB-142 modality. Our regulatory pathway has also been established with the United States Food and Drug Administration (FDA) as well as United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA) and Therapeutic Good Administration (TGA) in Australia. The FDA regulates polyclonal hIgG and mAbs differently, as mAbs are regulated through the Center for Drug Evaluation and Research (CDER) while pAbs are regulated by CBER. CBER has approved over 36 immunoglobulin products from both human- and animal-derived plasma. Further, CBER is very familiar with our production platform and pAb products. We have navigated three SAB drug products through seven clinical trials with one product having advanced to Phase 3, building our safety database as well as positive efficacy data. As our lead program SAB-142 advances, we intend to expand our pipeline in complementary indications through strategic utilization of our platform.

We recently received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025. Next, we intend to advance SAB-142 into a Phase 2b clinical trial called the SAFEGUARD study which is anticipated to initiate mid-year 2025.

Background On Type 1 Diabetes

High Prevalence in Type 1 Diabetes

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

•
According to the T1D Index, a global data simulation tool launched by Breakthrough T1D Foundation, formerly known as the Juvenile Diabetes Research Foundation (JDRF), in 2022, the prevalence of T1D has increased at four times the rate of population growth in every country across the globe since 2000.
•
Nearly 1 in 300 children in the United States will be diagnosed with T1D during childhood, and one in every seven healthcare dollars can be attributable to the cost of managing diabetes over the lifetime.
•
An estimated 9.4 million people were living with T1D worldwide in 2024, and this number is predicted to increase to 17.4 million by 2040.

Based on birth cohorts from 1950 to 2040, 6.85 million lives will be lost by 2040 if people are unable to access interventions to diagnose and treat T1D. According to these estimates, T1D stands to become one of the world’s largest deadly chronic health conditions, similar in scale and impact to HIV.

Current Type 1 Diabetes Treatment Landscape and Their Limitations

Despite significant advances in diabetes technology which has enabled those with T1D mellitus to manage and improve their metabolic control, there remains a significant unmet need in this therapeutic area and the patient burden and potential for acute complications remains high. Insulin injection is the current standard of care for T1D, yet self-management of T1D involves complex daily routines and careful monitoring of dietary intake and activity levels to potentially achieve glycemic targets associated with a reduced risk of long‐term diabetes complications. Insulin pumps featuring a computerized system for sensing blood glucose to deliver an appropriate dose of insulin have been frequently reported to the FDA for problems. A high incidence of failure in achieving glycemic targets is a consistently reported issue. Additionally, long term complications of the disease include a reduced life expectancy of 10-15 years, and significant acute complications such as hyperglycemia, including diabetic ketoacidosis, premature myocardial infarction, stroke, limb ischemia, gangrene, kidney failure, blindness due to diabetic retinopathy, coma and potentially death. All current therapies require patients to carefully monitor their dietary intake, which is inconvenient in adults and a frequent point of failure in adolescents and children.

Pancreas transplantation for uncontrolled diabetes was first performed in the 1960s and established the principle that replacing the beta cells could restore physiological glucose control. Pancreas transplants are limited due to the availability of organs, complicated surgical interventions, and require lifelong immunosuppression. Despite its limitations, approximately 30,000 pancreas transplants have been performed worldwide to date.

Several existing treatment options for T2D have been investigated to treat T1D, though generally without success. While SGLT-1/2 and SGLT-2 inhibitors were initially approved in Europe and Japan with label restrictions to certain sub-groups of patients with T1D, and continue to be approved for patients with T2D, these therapies have since been withdrawn from the European market and have not received regulatory approval in the U.S. for T1D due to safety risks primarily related to the risk of diabetic ketoacidosis. Pramlintide (Symlin), an amylin peptide analog approved for mealtime injections, has been approved for use in both T1D and T2D since 2005 but has not been adopted widely.

Other therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of T1D. In November 2022, the FDA approved Tzield (teplizumab), a humanized anti-CD3 monoclonal antibody for the treatment of patients with two or more diabetes-related auto-antibodies to delay the onset of T1D. However, as with any autoimmune disease, a single treatment such as Tzield cannot address the entire spectrum of the unmet need of patients with Stage 1-4 T1D due to the significant heterogeneity of the disease, where every patient may not respond to the therapy. Currently, Tzield is approved in the U.S. only for patients with Stage 2 T1D and has been filed for approval in Europe for patients with Stage 3 T1D. In addition, the treatment burden for Tzield for Stage 2 and Stage 3 T1D is one course of intravenous (IV) daily therapy for 12 days at Month 1 and two courses of IV daily therapy for 12 days, at Month 1 and Month 6, respectively. Teplizumab also has an immunogenicity liability. Of patients treated with Teplizumab, 57% had ADAs, 46% of which were neutralizing ADAs.

There are currently no approved therapies in delaying the progression of T1D in new-onset Stage 3 T1D patients, thus significant unmet medical needs remain for the development of therapies that target specific patient needs across various stages of T1D diagnosis. New onset Stage 3 T1D is the first indication we plan to pursue with SAB-142, as we continue our work to change the lives of people impacted by T1D through unique disease-modifying therapies.

Clinical Validation of Anti-Thymocyte Globulin in New Onset Type 1 Diabetes

Maintenance of the level of connecting peptide (C-peptide), a short 31 amino acid polypeptide that connects insulin’s A chain to its B chain in the proinsulin molecule, is a validated surrogate endpoint for endogenous insulin production, essential for delaying progression of T1D. Placebo controlled trials with low-dose rATG, defined as a single dose of 2.5 milligram per kilogram (mg/kg) administered intravenously over two days in an ambulatory setting, have shown statistically significant maintenance of C-peptide levels and thus a delay in progression of recent onset T1D.

Based on the results of a Phase 2 clinical trial conducted at the University of Florida, a single dose of rATG showed sustained benefit in T1D over a two-year period by maintaining significantly higher C-peptide levels than a placebo control. However, more than 65% of treated patients in this study reported serum sickness due to the infusion of a non-human antibody, with symptoms that included rash, malaise, fever, and joint swelling, with over 50% of those subject developing serum sickness of Grade 3-4 (severe and life-threatening according to the CTCAE criteria). The symptoms often required treatment with steroids that control serum sickness but impair diabetes management and reduces the capacity to re-dose rATG when C-peptide levels begin to drop. The below graph shows the statistically significant preservation of C-peptide (p=0.00005) over two years in low dose rATG.

The following table highlights the C-peptide response of anti-thymocyte globulin:

2 years: Low-Dose ATG* Preserved C-Peptide in New Onset T1D

In addition to the C-peptide data, rATG treated patients showed a significant reduction in glycated hemoglobin A1C (HbA1C) over the placebo group (p=0.002).

A review of safety parameters based on both short and long-term safety data (up to five years from three separate clinical trials conducted with low-dose rATG in Stage 3 T1D patients) highlights that safety issues associated with dosing humans with rabbit-derived antibodies are predominantly focused on the serum sickness, high immunogenicity, and CD4+ sustained lymphodepletion. These side effects appear to be dose-dependent, with the higher dose level of rATG at 6.5mg/kg having higher proportion of participants with the AEs. Nevertheless, at low dose levels, this mechanism of action (MoA) is proven to be immunomodulatory rather than immunosuppressive. Three studies were conducted with two doses of rATG: a single trial with a 6.5 mg/kg dose, and two studies using a low dose of 2.5 mg/kg. Each trial was adequately designed, randomized, double-blind, and placebo controlled. In all three trials, extensive safety assessments and a long-term safety follow-up showed no increase in infection versus placebo, no opportunistic infections or infections known to develop predominantly in immunosuppressed patients, and no difficulty in clearing infections. The 6.5 mg/kg trial investigated an immune response to either a recall or novel antigen as a representative of an immune response to vaccination or an infection. The findings demonstrated that the administration of a single dose of rATG did not result in decreased humoral response versus placebo. Finally, none of the three trials observed an increase in liquid cancers or solid malignancies.

Limitations to Rabbit Anti-Thymocyte Globulin

Rabbit ATG shows therapeutic promise but its heterologous nature and high immunogenicity are problematic given adverse events that could inhibit long term disease modification and redosing. It is well established that treatment with heterologous proteins such as rATG can result in serum sickness, which can trigger Grade 3 or higher adverse events. Serum sickness is defined as a Type 3 hypersensitivity reaction. The heterologous nature of rATG also results in the production of neutralizing ADAs in most patients even after a single course of therapy. Neutralizing ADAs, or NAbs, are a subset of ADAs that bind to the drug and inhibit its pharmacologic action or activity. Once pharmacological function is inhibited, beta cells are left unprotected from attacks by the cytotoxic CD8-positive T-cells or inflammatory mediators, and the disease continues to progress.

SABb-142: Our Solution for Type 1 Diabetes

SAB-142 is a first-in-class, human, multi-target ATG treatment designed to provide superior efficacy and safety in delaying the onset or progression of T1D and offers a novel human alternative to rabbit- or equine-derived ATG with potential for safe and reliable re-dosing while eliminating the treatment burden observed with currently available therapies.

While the MoA of our compound closely resembles rATG, SAB-142 has clear advantages that are fundamental for safe and reliable re-dosing required to delay disease progression.

Data from preclinical studies and clinical trials suggest that commercially approved rATG has been shown to transiently restore immune-tolerance and reduce autoimmune attack on pancreatic beta cells in T1D patients. Following IV administration, both rATG and SAB-142 have been shown to target key circulating immune cell types involved in an autoimmune response in T1D. Both ATGs cause a dose-proportional sustained exhaustion of CD4+ and CD8+ T-cells while sparing T regulatory (Treg) cells in addition to modulating other autoimmune pathways involved in T1D pathophysiology. By reducing overreactive CD4+ and CD8+ T cells while preserving T reg cells, SAB-142 is expected to reduce autoimmune β-cell destruction and delay progression or onset of T1D in patients with Stage 3 or Stage 2 T1D respectively.

In addition to potentially preserving beta cell function in early T1D patients, SAB-142 offers the potential of safe and reliable re-dosing when examining clinically meaningful indicators such as C-peptide levels and HbA1c, without the potential risk of inducing major immune reactions of animal derived immunoglobulins. In the first-in-human Phase 1 clinical trial SAB-142-101, SAB-142 demonstrated zero serum sickness and zero immunogenicity at the target dose levels, thus supporting its potential for safe and reliable redosing.

Clinical Strategy for SAB-142

Immunological processes resulting in the breakdown of self-tolerance and gradual destruction of pancreatic beta cells by the patient’s own immune system preceding the clinical onset of disease oftentimes starts very early in patients’ lives, sometimes as early as in utero. The average age of clinical onset of T1D is 13 years old. Stage 1 is the start of T1D, marked by individuals having two or more diabetes-related autoantibodies and still normal blood sugar concentrations. In Stage 2, individuals have dysglycemia but without symptoms. Stage 3 is the time of a full clinical diagnosis. Unfortunately, when an individual is first diagnosed with clinical stage T1D, 50- 90% of pancreatic insulin-producing beta cells are already destroyed. Hence, it is critical to start therapy that preserves the remaining fully functional beta cells as soon as possible as it may provide the highest benefit throughout the patient’s lifetime. The table below illustrates the therapeutic landscape of T1D and its disease continuum.

T1D Disease Continuum

SAB-142 Has an Established MOA to Potentially Control or Prevent T1D Over Continuum of the Disease

Indication 2:
Stage 1/2: Delay the onset of T1D
Indication 1:
Delay the progression of Stage 3
Indication 3:
Maintenance of Stage 3
Genetic Risk
Immune Activation
Immune Response
Tzield
(teplizumab-mzwv)
Approved for Stage 2
Tzield
(teplizumab-mzwv)
Filed MAA with EMA
Initiating new Phase 3 shortly
Re-dosing is the key!
Stage 1
Stage 2
STOP
Stage 3
STOP
Stage 4
Starting Point
15x increased risk of T2D in those with relatives with disease
Immune Activation
Beta cells are attacked
Immune Response
Development of single autoantibody
Normal Blood Sugar
≥ 2 autoantibodies
Abnormal Blood Sugar
≥ 2 autoantibodies
Clinical Diagnosis
≥ 1 autoantibodies
Long-standing Type 1 Diabetes
Indication 4:
Prevention of transplant rejection in Stage 4 patients receiving islet cell transplantation

Serious chronic complications are associated with T1D patients including nephropathy, neuropathy, retinopathy, heart disease, peripheral arterial disease, cerebrovascular disease, and diabetic foot infections.

These complications exist even when patients are on insulin.

As referenced in the above illustration, one of the early proposed studies in our clinical development program will be in those patients with newly diagnosed Stage 3 T1D. Following the trials in Stage 3, we would progress into clinical trials in Stage 2 patients. Stage 2 patients are those who do not yet have a full clinical onset of T1D and have functional beta cells that can be further preserved. In this patient population, we will aim to delay the onset of Stage 3 clinical T1D along with evaluation of the re-dosing potentially aimed at fully preventing clinical onset of disease. The ultimate vision for SAB-142 is founded on the potential ability to safely re-dose by delivering a consistent and effective dose of this medication only once per year to fully halt progression of established clinical disease or delay its onset indefinitely.

Clinical Development of SAB-142

On January 28, 2025 we announced positive topline phase 1 clinical results with the Company’s potentially disease-modifying T1D therapy SAB-142. Based on the data, we plan to advance SAB-142 into a Phase 2b trial in 2025 to evaluate the therapeutic candidate in adult and pediatric patients with new-onset T1D.

The SAB-142 Phase 1 clinical trial was designed as a randomized, double-blind, placebo-controlled, single-ascending dose, adaptive design clinical study among healthy volunteers and one cohort of participants with T1D that commenced dosing in November 2023. The objectives include establishing the safety, tolerability, pharmacokinetic (PK), immunogenicity and pharmacodynamic (PD) profile for SAB-142.

The reported topline results showed the following outcomes among healthy volunteer cohorts:

•
Favorable Safety Profile: SAB-142 was generally well-tolerated and demonstrated a favorable safety profile that supports the chronic dosing of SAB-142 in an ambulatory setting. The SAB-142 Phase 1 dose range was between 0.03mg/kg up to 2.5mg/kg, which demonstrated favorable safety profile based on the 0% reported serum sickness and ADAs.
•
Sustained Immunomodulation: SAB-142 demonstrated a clinically validated multi-target MOA with sustained immunomodulation.
•
Mechanism of Action Analogous to Rabbit ATG: The MOA of SAB-142 was shown to be analogous to rabbit ATG. The SAB-142 MOA was shown to be analogous to rabbit ATG across multiple parameters correlative to C-peptide preservation.

Based on the completed Phase 1 clinical trial, we plan on initiating a global Phase 2b study, SAFEGUARD (SAFety and Efficacy of human anti-thymocyte immunoGlobUlin SAB-142 ARresting progression of type 1 Diabetes), which would be a randomized, double blinded, placebo controlled, dose ranging study in new onset pediatric, adolescent and adult Stage 3 T1D patients. The primary endpoint is stimulated C-peptide following a 2-hour mixed meal tolerance test (MMTT) at 12 months and secondary endpoints are time in range, time in tight Range, time below range, prandial insulin use, HbA1c, hypoglycemic episodes and safety. This Phase 2b study is expected to initiate in the middle of 2025 with interim data in the middle of 2026 and topline data in 2027.

Other Immunology Indications

T- and B-cells are multifunctional lymphocytes whose dysregulation was shown to have a central role in the pathogenesis of more than 80 autoimmune diseases, including T1D, systemic lupus erythematosus (SLE), rheumatoid arthritis (RA), multiple sclerosis (MS) and celiac disease. The therapeutic success to date of lymphocyte- mediating therapies in variety of autoimmune diseases and our in vivo and in vitro pre-clinical and Phase 1 work from SAB-142 in T1D will support direct progression into Phase 2 clinical trials in other autoimmune indications.

Proprietary Production Platform Overview

Our proprietary production platform gives us the unique ability to generate targeted, hIgG without the need for human donors or plasma. Diverse and high-potency hIgG can be targeted to human immunogens for immune disorders or cancer, viruses, bacteria, and toxins. The production system relies on advanced genetic engineering that functionally replaces bovine immunoglobulin with hIgG (resulting in our Tc Bovine) produced from the full germ-line repertoire of human antibody heavy chain and kappa light chain genes on an engineered human artificial chromosome (HAC). The human antibody genes have been further engineered to efficiently produce a diverse repertoire of hIgG in bovine B-cells in response to specifically targeted immunogens as a result of the hyperimmunization of the Tc Bovine. Bovine were selected because they are large animals that produce large amounts of plasma, and as ruminants, have high concentrations of circulating hIgG with a robust response to immunogen challenge that produces high potency, high avidity hIgG.

Through our production platform, we have engineered a targeted hIgG production platform that emulates the way that the human immune system synergistically targets the complexity of human disease. The discovery, development and production process represent a “plug-and-play” approach:

•
Develop Immunogen for Disease Target. An immunogen is developed for a specific target in much the same that human vaccines are developed. The production platform is designed to address virtually any target including bacteria (whole killed), viruses, toxins, nucleic acids (i.e., RNA and DNA vaccines), whole cells, and human tissues.

•
Hyperimmunize Tc Bovine. Tc Bovine are genetically engineered to produce hIgG. They are then hyperimmunized with the desired immunogen, driving the immune response beyond protective levels that have been shown in some cases to be 40-60 times more potent than hIgG produced in convalescent patients.
•
Collect Plasma. The target specific hIgG is collected from the Tc Bovine by plasma donations.
•
Isolate hIgG. hIgG is then isolated from the plasma through a well-established plasma fractionation and purification process and Quality Control tested. This highly purified hIgG is then ready for use as a human immunotherapy treatment or prophylactic.

Our production platform is replicable and scalable given Tc Bovine are genetic clones. Animals can be produced through cloning technology and the plasma fractionation process scaled to meet market demand through a well-established GMP process. We believe that targeted hIgG can be produced against the same immunogen or multiple immunogens, depending on the disease target and indication, in as many Tc Bovine as necessary to generate sufficient doses to fully supply the target market. Consistency of hIgG product is achieved by testing the potency of hIgG contained in each plasma collection and then combining plasma collections in a manufacturing pool that generates specified potencies within a specified antibody protein concentration.

Manufacturing Strategy

In support of our operations, we currently operate two plasma fractionation and purification facilities in Sioux Falls, South Dakota: a 50L small batch scale cGMP suite that has produced clinical grade drug product to accommodate Pre-Clinical and Phase 1 studies, and a 200L scale larger batch cGMP suite that was completed in 2021 which can be used to produce clinical grade drug product to accommodate larger sized advanced Phase 2 clinical studies or Emergency Use scale.

In addition, we maintain supportive laboratory facilities and operations in Sioux Falls, South Dakota, for drug discovery, product and process development, and clinical manufacturing. We have fully GLP and cGMP compliant quality control testing facilities and we have further developed our own internal antigen (immunogen) discovery and production capabilities to accommodate the Tc Bovine immunizations that improve our overall plasma production speed and efficiency further enhancing our drug discovery and scaled clinical manufacturing timeline.

Our Tc Bovine are housed at dedicated specialty facilities, accredited by the American Association for Accreditation of Laboratory Animal Care (the “AAALAC”) that cater to the production, health, safety, and welfare of the animals, and provide plasma production. We recently completed an expansion of our research and development laboratory facilities to accommodate our discovery programs, support for our pre-clinical pipeline programs, and process development research for our clinical product candidates. The upstream process is easily scalable. Animals donate plasma three times per month (2.1% of bodyweight each time). To produce more product, more animals are added to the program and immunized to the target.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change as research provides a deeper understanding of the pathology of diseases and new technologies and treatments are developed. We believe our scientific knowledge, technology, and development capabilities provide us with substantial competitive advantages, but we face potential competition from multiple sources, major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, academic research institutions, governmental agencies, and public and private research institutions worldwide. We consider the following companies to be among our competitors or future competitors Sanofi S.A., Sana Biotechnology, Imcyse, vTv Therapeutics, IM Therapeutics, Sernova, and Biomea Fusion.

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

If any future product candidates identified through our current lead programs are eventually approved for sale, they will likely compete with a range of treatments that are either in development or currently marketed for use in those same disease indications. Our success will partially depend on our ability to obtain, maintain, enforce, and defend patents and other intellectual property rights with respect to our hIgG that are proven to be safer or more effective or are less expensive than competing products. We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, better tolerated, more effective, more convenient to administer, less expensive, more resistant to viral escape, or receive a more favorable label than our product candidates.

Intellectual Property

We actively seek to protect the intellectual property and proprietary technology production platform that we believe is important to our business, which includes seeking and maintaining patents covering our technology production platform and products, and any other inventions that are commercially or strategically important to the development of our business. We also seek to protect the confidentiality of trade secrets that may be important to the development of our business. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. In addition, our differentiated approach using polyclonal antibodies has no biosimilar pathway which provides a significant barrier to competitive polyclonal approaches.

For more information, please see “Risk Factors – Risks Related to Our Intellectual Property”.

The portfolio of intellectual property and trade secrets that we have developed includes patents related to the activity of our HAC and methods that we expect to generate hIgG at commercial scale. The patent portfolio includes composition and method patents. Our goal is to continue expansion of the breadth of claims and length of claim protections. Our technologies may be difficult to replicate, creating potential barriers to entry, as our genetic engineering know-how and suite of proprietary production platform IP and trade secrets have been developed and optimized over nearly two decades.

We expect our global patent protection to extend to 2041 and beyond with respect to producing commercial-scale hIgG using our chromosome engineering that generates high concentrations of hIgG in ungulates. However, we recognize that patents and other intellectual property rights in biotechnology are constantly evolving with many risks and uncertainties, which may affect those rights.

As of March 2025, our patent portfolio includes over 40 issued patents or pending applications. We have made strategic filings in jurisdictions including the United States, Australia, Canada, China, Europe, Japan, Korea, and Mexico.

These patent families cover:

•
Granted patents in the U.S., Europe, Japan, and other major markets relating to a HAC vector comprising a gene encoding the human antibody heavy chain, a gene encoding the human antibody light chain, and a gene encoding IgM heavy chain constant region derived (at least in part) from a nonhuman animal (expiring in 2033).
•
Granted patents in the U.S., Europe, Japan, and other major markets relating to large-scale production of hIgG by transgenic animals with high production of hIgG of at least 1 g/L in sera (expiring in 2030 and in the U.S., 2031).
•
A granted U.S. patent and a pending U.S. application relating to methods for producing hIgG against a pathogen comprising injecting a non-human animal with a viral pathogen-derived DNA vaccine in at least two locations of the animal (expiring in 2036).
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
•
Pending U.S. provisional application covering ungulate-derived hIgG that specifically bind influenza antigen, and methods of making and using the same in treating or preventing influenza (if issued, naturally expiring in 2042).
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
•
Granted U.S. patent relating to methods of cloning a non-human mammal using transgenic ungulate embryos of one or more cells that have a human chromosome fragment and transgenic ungulate embryos of one or more cells that have a human chromosome fragment, and methods for making them (expired in March 2025). These patents are not material to the Company, and we believe patents issued subsequently allow the Company to maintain its competitive position.

US Patent System

In most countries in which we file patents, including the United States, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may potentially be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office (the “US PTO”) in examining and granting a patent considering delays on the part of the patentee or may be shortened if a patent is terminally disclaimed over an earlier filed patent. In the United States, the patent term that covers an FDA-licensed biologic may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product licensure, only one patent applicable to a licensed biologic may be extended and only those claims covering the licensed biologic, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other foreign jurisdictions to extend the term of a patent that covers a licensed biologic. In the future, if and when our product candidates receive FDA approval or licensure, we expect to apply for patent term extensions on patents covering those products. We expect to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors – Risks Related to Our Intellectual Property”.

US Patent Term Restoration

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

Government Regulations in the United States

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

Regulation of Transgenic Animals and New Animal Drugs

The U.S. Department of Agriculture (the “USDA”) regulates the company’s Tc Bovine husbandry activities, including housing, healthcare, and general management of these specialized animals. This includes regulations and periodic facility inspections and reporting. We also are voluntarily accredited by the AAALAC. The AAALAC International accreditation program evaluates organizations that use animals in research, teaching or testing. Those that meet or exceed AAALAC standards are awarded accreditation. The accreditation process includes an extensive internal review conducted by the institution applying for accreditation.

The FDA considers, with limited exclusions, the altered genomic DNA in an animal to be a drug because such altered DNA is an article intended to affect the structure or function of the body of the animal, and, in some cases, intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in the animal. In the United States, new animal drugs are subject to regulation under the Federal Food, Drug, and Cosmetic (FDCA), and under the FDCA, in general, a new animal drug is “deemed unsafe” and adulterated unless the FDA has approved a NADA for its intended use or unless the drug is only for investigational use and conforms to specified exemptions for such use under an investigational new animal drug (INAD) exemption. Further, early in the development process, FDA has allowed the submission of information to FDA’s Center for Veterinary Medicine (CVM), without the establishment of an INAD file, such as through creation of a veterinary master file (VMF), subject to certain conditions such as restrictions on introducing any food derived from such investigational animals into the food supply.

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

Hybrid Process for a Biological Product is Developed from Animals with Intentionally Altered Genomic DNA

The process required by the FDA before a biologic product may be marketed in the United States is generally well documented. In the case of a product that is developed from animals with intentionally altered genomic DNA as the donor material source, the process is more complex and involves both CVM, to oversee the intentionally altered genomic DNA in animals and the Office of Tissues and Advanced Therapies (OTAT) at CBER to oversee the immunoglobulin products.

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

Marketing Exclusivity

Depending upon the timing, duration, and specifics of the FDA approval of the use of our product candidates, some of our United States patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved biological product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. In addition, a patent can only be extended once and only for a single product. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which was enacted as part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), created an abbreviated approval pathway for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-licensed reference biological product via an approved BLA. Biosimilarity to an approved reference product requires that there be no differences in conditions of use, route of administration, dosage form and strength and no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency. Biosimilarity is demonstrated in steps beginning with rigorous analytical studies or “fingerprinting,” in vitro studies, in vivo animal studies and generally at least one clinical study, absent a waiver from the Secretary of the U.S. Department of Health and Human Services (“HHS”). As previously mentioned, there is no biosimilar pathway for the complexity that exists in a polyclonal antibody drug product.

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

Government Regulation - Regulation Outside of the United States

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

Our Corporate History

SAB Sciences, Inc. (formerly SAB Biotherapeutics, Inc.) was incorporated in April 2014 as a Delaware corporation (“Legacy SAB”). We acquired all the intellectual property rights to Tc Bovine and the production platform from Sanford Applied Biosciences, a wholly owned subsidiary of Sanford Health, to develop targeted hIgG to specific targets and advance clinical development and commercialization. The technology was originally contemplated in 1998 by professors at the University of Massachusetts Amherst and Amherst College who recognized a significant gap in immunotherapy applications, namely, using the way our bodies fight disease through a hIgG response. The technology founders established a biotech company called “Hematech” to develop the technology. This founding company was purchased and became a wholly owned subsidiary of Kirin in Tokyo, Japan in 2005. In 2007, the pharmaceutical division of Kirin became Kirin Pharma and in 2008 merged with Kyowa Hakko Kogyo to become Kyowa Hakko Kirin (“KHK”). The technology was developed through 2012 by Hematech as a wholly owned subsidiary of KHK. On December 31, 2012, KHK divested the technology and transferred ownership of all property, assets, and intellectual property of Hematech to Sanford Health and the technology was further developed by Sanford Applied Biosciences until we acquired it in its entirety in June 2014.

Since acquiring the technology in 2014, we have continued to develop intellectual property and specifically targeted hIgG to multiple disease indications, and we have conducted or collaborated in eight clinical trials (six of which are in review), where we have demonstrated safety and efficacy in multiple Tc Bovine-derived hIgG product candidates. We have developed our rapid response capabilities and completed proof of concept using private resources as well as over $200 million of funds awarded from the U.S. Government emerging disease and medical countermeasures programs.

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

In June 2024, we announced a new brand, logo mark and visual identity to reflect the company’s strategic evolution in immunotherapy as SAB BIO.

Available Information

Our principal executive offices are located at 777 W 41st St. Suite 401 Miami Beach, FL 33140, and our telephone number is (605)-679-6980. Our corporate website address is www.sab.bio. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements, and all amendments thereto, are available free of charge on our website. These reports are posted on our website as soon as reasonably practicable after they are electronically filed with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that we file with the SEC electronically through the SEC website (www.sec.gov). The information contained on the SEC’s website is not incorporated by reference into this Annual Report and should not be considered to be part thereof.

Human Capital

As of December 31, 2024, we had 63 full-time employees, and of these employees, 37 were engaged in research and development activities, 9 were engaged in clinical activities and 17 were engaged in general and administrative activities. As of December 31, 2024, none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We emphasize several measures and objectives in managing its human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development, and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and/or employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

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
•
Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.
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
•
Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process for product candidates is expensive, time-consuming and uncertain, and may prevent us from obtaining approvals for the commercialization of our product candidates.
•
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
•
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
•
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•
We must attract and retain highly skilled personnel and strategic partners, and we may be unable to effectively manage our growth with our limited resources.
•
We anticipate adding new employees and we will have to integrate such new employees into our operations.
•
Our employees and independent contractors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could negatively impact our business, prospects, financial condition and operating results.
•
We are limited in our ability to manufacture pharmaceutical products.
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
•
The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors.
•
Outbreaks of livestock diseases and other events affecting the health of our bovine herd can adversely impact our ability to conduct our operations and production of our product candidates.
•
Extreme factors or forces beyond our control could negatively impact our business.
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
•
We operate in a highly competitive industry.
•
We have no sales and marketing experience.
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
•
Third parties may claim we infringe their intellectual property rights.

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
•
We may not be able to protect our intellectual property rights throughout the world.
•
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
•
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
•
Changes in accounting principles may cause previously unanticipated fluctuations in our financial results, and the implementation of such changes may impact our ability to meet our financial reporting obligations.
•
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our business, financial condition, and results of operations could be adversely affected.
•
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
•
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

•
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
•
Tariffs could adversely affect our business and financial results.

Risks Related to Our Business and Operations

We are a clinical-stage biopharmaceutical company and have incurred significant losses since our inception. We realized net losses in the fiscal year ended December 31, 2024 and 2023, we expect to continue to incur net losses for the foreseeable future, and we may never achieve or maintain profitability in the future.

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

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements.

The report of our independent registered public accounting firm on our financial statements as of and for the years ended December 31, 2024 and 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. Going forward, we may seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements.

In the future, reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, if at all.

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

We cannot commercialize our therapeutic biological product candidates in the United States without first obtaining a regulatory approval for our animal drug candidates, i.e., the genomic modifications to our Tc Bovine, in the form of a NADA. The requirements governing development and approval of a new animal drug are largely analogous to those for new human drugs, requiring a demonstration of the safety and efficacy of the drug for the target indication, a demonstration that the manufacturing facilities, processes and controls are adequate with respect to such product candidate to assure safety, purity and potency, and a review of potential environmental impacts from the altered genomic DNA and the transgenic animals pursuant to the requirements of the NEPA.

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

In addition, the new 2025 U.S. presidential administration has implemented or threatened reductions in force and work stoppages across several U.S. federal agencies. Any such reductions or stoppages at the FDA or other federal agencies could delay the approval or review processes for any of our products and product candidates, which could negatively impact our business and results of operations. In addition, the new presidential administration may institute policies, communications or programs that could negatively impact the biotechnology industry, vaccine products and our ability to raise additional financing.

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

In addition, current Australian tax regulations provide for a refundable research and development tax credit equal to 48.5% of qualified expenditures. Although we have previously claimed a refundable research and development tax credit there is a possibility that we may not be able to claim such credit, or we might qualify for a lesser credit. If we lose our ability to operate SAB Australia, or if in the future we are ineligible or unable to receive the research and development tax credit or are required to refund any research and development tax credit previously received or have to reserve for such credit in our financial statements, or if the Australian government significantly reduces or eliminates the tax credit, our business and results of operation may be adversely affected.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Since that time, there have been several threatened “shutdowns” of the U.S. federal government, including as recently as March 2025. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

There is no guarantee that any such CROs, CTOs, clinical trial investigators or other third parties on which we plan to rely will devote adequate time and resources to our development activities or perform as contractually required. Further, the performance of our third parties on which we rely may be interrupted by future pandemics similar to the COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to such pandemics or prioritization of resources toward the pandemic (similar public health emergencies that may arise in the future). If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our future clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible.

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

Our product candidates are based on materials produced by genetically engineered bovines. As of March 17, 2025, we maintain a herd of approximately 157 genetically engineered production animals at a single location in South Dakota and a larger herd of recipient animals at other locations. Our ability to produce product candidates is dependent on the continued health and productivity of these animals. The supply of our product candidates can be adversely impacted by outbreaks of livestock diseases, which can have a significant adverse impact on our financial condition. Our animals produced by the recipient herd do not typically become productive until 18 months from the start of gestation. If all or a material number of the productive herd were to become diseased, injured or die as a result of bacterial, fungal or viral infections, such as foot and mouth disease, or natural disaster or other occurrences of any kind, it would have a material adverse effect on our ability to produce product candidates and on our business, financial condition and results of operations.

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

See Item 1C. “Cybersecurity”, of this Annual Report on Annual Report for more information.

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

Tariffs could adversely affect our business financial results.

We purchase components of our product candidates, including consumable supplies and raw materials, from U.S. domestic sources, as well as various global sources including but not limited to those located in China and the European Union. The current U.S. presidential administration has proposed the implementation of a number of tariffs, including tariffs on products and materials from these jurisdictions, which could increase our production costs. If tariffs make purchases of materials from certain jurisdictions untenable, we may also need to obtain materials from other sources, when possible, which could also increase our costs and delay our planned clinical trials and manufacture of our products and product candidates. Any of these factors may adversely affect our financial condition or results of operations.

Our ability to continue to operate as a going concern depends on our ability to obtain adequate financing in the future.

Our ability to continue as a going concern is dependent, among other things, on our ability to raise additional capital resources. We plan to seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Management believes there is substantial doubt about our ability to continue as a going concern for the one-year period following the date that the consolidated financial statements for December 31, 2024 were issued. The consolidated financial statements for December 31, 2024 have been prepared on the basis that the Company will continue as a going concern, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability for the Company to continue as a going concern.

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

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, we previously identified a material weakness in our internal control over financial reporting, which has been remediated during the year ended December 31, 2024. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements or cause us to fail to meet our period reporting obligations, and adversely affect the trading price of our common stock.

We previously identified a material weakness in our internal control over financial reporting, which was subsequently remediated during the year ended December 31, 2024.

We have remediated past material weaknesses and we pursue ongoing efforts to strengthen our internal controls. Maintaining a consistently strong control environment requires the ability to attract and retain sufficient qualified personnel and/or consultants and other factors. We may not be able to attract or retain sufficient numbers of qualified personnel. In connection with the preparation of our financial statements for the year ended December 31, 2023, our management identified a material weakness, which involved insufficient documentation of the formalized processes and procedures that are critical to the accomplishment of financial reporting objectives, as described more fully in “Item 9A. Controls and Procedures” of Part I of this Annual Report.

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

In October 2021, the Company consummated the business combination contemplated by the agreement and plan of merger, dated as of June 21, 2021, as amended on August 12, 2021, made by and among Big Cypress Acquisition Corp., a Delaware corporation (“BCYP”), Big Cypress Merger Sub Inc., a Delaware corporation (“Merger Sub”), the Company, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the SAB Stockholders (the “Business Combination”). Prior to the Business Combination, on April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement focused on certain accounting and reporting considerations related to warrants of a kind similar to warrants that we issued prior to the Business Combination at the time of our initial public offering and the exercises by the underwriters of their over-allotment options in January 2021. In response to the SEC Staff Statement, we determined to classify these warrants (the “public warrants”) as derivative liabilities measured at fair value, with the initial valuation occurring on October 22, 2021, the “Closing Date” of the Business Combination, with changes in fair value each period reported in earnings.

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

Our operating results have in the past and could in the future vary significantly from quarter-to-quarter and year-to-year and may fail to match our past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control and, as a result, should not be relied upon as an indicator of future performance. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include, but are not limited to: our ability to attract new clients and partners, retain existing clients and partners and maximize engagement and enrollment with existing and future clients; changes in our sales and implementation cycles, especially in the case of our large clients; new solution introductions and expansions, or challenges with such introductions; changes in our pricing or fee policies or those of our competitors; the timing and success of new solution introductions by us or our competitors or announcements by competitors or other third parties of significant new products or acquisitions or entrance into certain markets; any other change in the competitive landscape of our industry, including consolidation among our competitors; increases in operating expenses that we may incur to grow and expand our operations and to remain competitive; our ability to successfully expand our business, whether domestically or internationally; breaches of security or privacy; changes in stock-based compensation expenses; the amount and timing of operating costs and capital expenditures related to the expansion of our business; adverse litigation judgments, settlements, or other litigation-related costs; changes in the legislative or regulatory environment, including with respect to privacy or data protection, or enforcement by government regulators, including fines, orders, or consent decrees; the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation; changes in our effective tax rate; our ability to make accurate accounting estimates and appropriately recognize revenue for our solutions for which there are no relevant comparable products; changes in accounting standards, policies, guidance, interpretations, or principles; instability in the financial markets; general economic conditions, both domestic and international; volatility in the global financial markets; political, economic, and social instability, including terrorist activities and health epidemics, and any disruption these events may cause to the global economy; and changes in business or macroeconomic conditions. The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly.

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

On January 15, 2022, outstanding public warrants to purchase an aggregate of 5,958,600 shares of our common stock (595,860 shares following the Reverse Stock Split) became exercisable, in accordance with the terms of the warrant agreement governing those securities. The exercise price of these public warrants is $115.00 per share following the Reverse Stock Split. To the extent such public warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to the holders of shares of our common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such public warrants may be exercised could adversely affect the market price of our common stock.

On November 28, 2023, we registered up to 344,626,967 shares of our common stock (34,462,696 shares following the Reverse Stock Split), in connection with a private placement of securities consummated in October 2023. The shares of common stock offered for resale by these selling stockholders represented approximately 658.7% of our total common stock outstanding as of October 30, 2023, and represents approximately 371% of our total common stock outstanding as of March 21, 2025. Although each stockholder for whom the shares of common stock registered for resale is not permitted to convert their Preferred Stock into shares of common stock to the extent that after giving effect to such conversion, such holder would (together with such holder’s affiliates and related parties) beneficially own in excess of 4.99% (or 9.99% at the election of the holder) of the shares of common stock outstanding immediately after giving effect to such conversion, the market price of our common stock could decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them.

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

As we expand the scale of our business activities, any changes in the U.S. or foreign taxation of such activities may increase our worldwide effective tax rate and harm our business, results of operations, and financial condition. The impact of future changes to U.S. and foreign tax law on our business, including the impact of Australian tax law on our business and operations in Australia, is uncertain and could be adverse, and we will continue to monitor and assess the impact of any such changes.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our net operating loss carryforwards (“NOLs”), and certain other tax attributes could be unavailable to offset future income tax liabilities because of restrictions under U.S. tax law. Under the Tax Cuts and Jobs Act, or the TCJA, federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely. The carryforwards are limited to 80% of each subsequent year’s net income.

In addition, Sections 382 and 383 of the Code, contain rules that limit the ability of a corporation that undergoes an “ownership change” (generally, any change in ownership of more than 50% of the corporation’s stock over a three-year period) to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a corporation and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of NOLs and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the corporation’s stock immediately before the ownership change. As a result, following any such ownership change, we might be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire, in which event we could incur larger federal and state income tax liabilities than we would have had we not experienced an ownership change.

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

Risks from Cybersecurity Threats

The Company does not believe that it has experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company and its business strategy, results of operations and/or financial condition. These types of events, which could lead to business disruptions, unplanned downtimes or outages, particularly in critical systems or services, may impact our ability to operate efficiently, affecting business continuity.

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

Item 2. Properties.

Research Center

As of December 31, 2024, our facilities include current Good Manufacturing Practice (cGMP) operations where drug products are manufactured in the clinical manufacturing facility located within the 60,000 square foot laboratory bay at the Sanford Research Center (the “Research Center”) in Sioux Falls, South Dakota encompassing a 17,300 square foot manufacturing area that includes the clinical manufacturing facility, -20°C plasma storage, and a controlled warehouse.

The Research Center lease is currently set to expire in December 2029.

Research and Development Campus

The Company leases its research and development campus at 2100 East 54th Street North, Sioux Falls, SD 57104 (the “Research and Development Campus”). The lease covers approximately 49,600 square feet of office and laboratory space, with approximately 18,400 square feet of space dedicated to research and development activities.

The Research and Development Campus lease is set to expire in October 2026 with a Company option to extend for an additional three-year term with a final expiration of October 2029.

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

Corporate Headquarters

The Company leases its corporate headquarters located at 777 W 41st Suite 401, Miami Beach, FL (the “Corporate Headquarters”). The lease covers approximately 1,272 square feet of office space. The Company believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

The Corporate Headquarters lease is set to expire in September 2029.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are listed on Nasdaq under the symbols “SABS” and “SABSW”, respectively. On March 21, 2025, the closing price of our common stock was $1.72 per share and the closing price of our public warrants was $0.025 per warrant.

Holders of Our Common Stock

As of March 21, 2025, we had 254 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2024 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on the development of human polyclonal immunotherapeutic antibodies, or hIgG, to address immunology disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including T1D and other autoimmune disorders. Our internally discovered antibodies are both target-specific and polyclonal, meaning they are comprised of multiple hIgG and can bind to multiple sites on targeted immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders.

Our proprietary platform, referred to as holds the potential to generate additional novel therapeutic candidates to expand our pipeline. Our platform utilizes the human immune response to generate the optimal repertoire of hIgG for drug targets of interest. We believe it is the only technology capable of producing disease-targeted, hIgG in large quantities without the need for human plasma donors. We have optimized genetic engineering in the development of transchromosomic cattle, or Tc Bovine, which produce hIgG. Our engineering of our production platform drives IgG1 production across our pipeline. In addition, this differentiated approach using polyclonal antibodies has no biosimilar pathway which provides a significant barrier to competitive polyclonal approaches.

Recent Developments

On January 28, 2025 we announced positive topline phase 1 clinical results with the Company’s potentially disease-modifying T1D therapy SAB-142. Based on the data, we plan to advance SAB-142 into a Phase 2b trial in 2025 to evaluate the therapeutic candidate in adult and pediatric patients with new-onset T1D.

The SAB-142 Phase 1 trial was designed as a randomized, double-blind, placebo-controlled, single-ascending dose, adaptive design clinical study among healthy volunteers and one cohort of participants with T1D. The objectives include establishing the safety, tolerability, pharmacokinetic, immunogenicity and pharmacodynamic profile for SAB-142. SAB-142 demonstrated a favorable safety profile with no reported serum sickness or anti-drug antibodies (ADA) across Phase 1 doses (0.03mg/kg to 2.5mg/kg), supporting chronic ambulatory dosing, while exhibiting sustained immunomodulation and a multi-target mechanism of action analogous to rabbit ATG, with correlations to C-peptide preservation.

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

Our proprietary platform, represents the first technology of its kind to produce large-scale human high-titer and high-avidity antibodies across multiple modalities.

Leveraging our proprietary production system will help us advance a robust pipeline of differentiated hIgG-based therapies for the treatment of immune system disorders and infectious diseases. Our hIgG have been safely demonstrated up through Phase 3 clinical trials with a patient safety database that includes over 700 patients who were safely administered our hIgG therapeutics.

We have a demonstrated regulatory pathway through each of the FDA, CBER, MHRA, and TGA. These organizations understand our science and are familiar with the multivalent and multitarget properties of our single vial drug products. This further streamlines our ability to develop new and novel drug products rapidly and efficiently where single target mAbs cannot replicate or duplicate our drug product attributes.

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

Government grants

Total revenue recognized from government grants was approximately $1.3 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

We had two grants from The National Institute of Health – National Institute of Allergy and Infectious Disease (“NIH-NIAID”). The first grant, directly from NIH-NIAID, totaled approximately $1.5 million, and the second grant through Geneva Foundation, totaling approximately $2.7 million. Both of these grants were completed as of June 30, 2023. No grant income was recognized for these grants for the year ended December 31, 2024 and for the year ended December 31, 2023, we recognized approximately $0.4 million in total grant income, $0.2 million from each grant, respectively. The Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) Rapid Response Contract (the “JPEO Rapid Response Contract”), initially awarded for up to $25 million and later expanded to $203.6 million, was terminated in 2022 (the “JPEO Rapid Response Contract Termination”). A final settlement was reached with the US Department of Defense (the “DoD”) in January 2023. Approximately $1.3 million and $1.8 million in deferred grant income was recognized for the JPEO Rapid Response Contract for the years ended December 31, 2024 and December 31, 2023, respectively.

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for further information about our established revenue recognition process and Note 4, Revenue, to our consolidated financial statements for further information about revenue recognized from government grants for the years ended December 31, 2024 and 2023.

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

Research and development activities consist of discovery research for our platform development and the indications we are working on. For SAB-142, Avance Clinical PTY, Ltd (“Avance”), acts as the contract research organization (“CRO”) overseeing our Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current. For the years ended December 31, 2024 and 2023 we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in future periods and vary from period to period.

Major components within our research and development expenses are salaries and benefits (laboratory & animal care), laboratory supplies, animal care, contract manufacturing, clinical trial expense, outside laboratory services, project consulting, and facility expenses.

Research and development expenses by component for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Salaries & benefits	$10,159,122	$6,623,281
Laboratory supplies	1,408,336	1,006,756
Animal care	524,937	936,192
Contract manufacturing	—	388,518
Clinical trial expense	4,169,487	809,678
Outside laboratory services	5,721,954	987,613
Project consulting	1,442,436	371,235
Facility expense	6,636,750	5,278,702
Other expenses	188,645	113,030
Total research and development expenses	$30,251,667	$16,515,005

General and administrative expenses

General and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. General and administrative expenses also include rent and facilities expenses allocated based upon total direct costs. We anticipate that general and administrative expenses will rise as we expand our workforce and invest in the advancement of our lead therapeutic candidate in preparation for potential commercialization. Additionally, as our operations grow in complexity and we progress toward commercialization, we may incur higher costs related to accounting, audit, legal, regulatory compliance, director and officer insurance, and investor relations. We expect these expenses to vary from period to period in absolute terms and as a percentage of revenue.

Nonoperating Income (Expense)

Gain (loss) on change in fair value of warrant liabilities

Gain (loss) on change in fair value of warrant liabilities consists of the changes in the fair value of the warrant liabilities.

Other income (expense)

Other income primarily consists of income associated with the refundable portion of the Australian research and development tax credit and dividend income from non-interest bearing short-term investments.

Interest income

Interest income consists of interest earned on our investments in debt securities, cash, and cash equivalents.

Interest expense

Interest expense consists primarily of interest related to abated rent and insurance financing.

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenue
Grant revenue	$1,322,410	$2,238,991
Total revenue	1,322,410	2,238,991
Operating expenses
Research and development	30,251,667	16,515,005
General and administrative	13,981,263	23,799,306
Total operating expenses	44,232,930	40,314,311
Loss from operations	(42,910,520)	(38,075,320)
Other income (expense)
Changes in fair value of warrant liabilities	5,385,009	(4,823,237)
Interest expense	(318,401)	(315,284)
Interest income	1,285,998	584,966
Other income	2,452,605	435,089
Total other income (expense)	8,805,211	(4,118,466)
Loss before income taxes	(34,105,309)	(42,193,786)
Net loss	$(34,105,309)	$(42,193,786)

Comparison of the Years Ended December 31, 2024 and 2023

Revenue

	Year Ended December 31,
	2024	2023	Change	% Change
Revenue	$1,322,410	$2,238,991	$(916,581)	(40.9)%
Total revenue	$1,322,410	$2,238,991

Revenue decreased by $0.9 million, or 40.9%, in 2024, primarily due to the JPEO Rapid Response Contract Termination. Included in revenues for the year ended December 31, 2024, are amounts for billable costs related to closeout activities and charges of $1.3 million for supplies, as compared to $0.1 million for labor, $0.8 million for supplies, and $1.4 million for outside research manufacturing services for the year ended December 31, 2023. We expect to recognize no further revenue on the JPEO Rapid Response Contract Termination and do not anticipate pursuing additional funded research opportunities outside of our primary focus area in T1D.

Research and development

	Year Ended December 31,
	2024	2023	Change	% Change
Research and development	$30,251,667	$16,515,005	$13,736,662	83.2%
Total research and development expenses	$30,251,667	$16,515,005

Research and development expenses increased by $13.7 million, or 83.2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increases in outside lab services (year-over-year increase of $4.7 million, 479.4%), laboratory supplies (year-over-year increase of $0.4 million, 39.9%), an out-of-period adjustment of $0.9 million, salaries and benefits (year-over-year increase of $3.5 million, 53.4%), project consulting (year-over-year increase of $1.1 million, 288.6%), overhead costs (year-over-year increase of $0.5 million, 9.0%), clinical trial costs (year-over-year increase of $3.4 million, 415.0%), offset by contract manufacturing costs (year-over-year decrease of $0.4 million, 100.0%) and animal care (year-over-year decrease of $0.4 million, 43.2%). We expect Research and Development expenses to increase in future years as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization.

General and administrative

	Year Ended December 31,
	2024	2023	Change	% Change
General and administrative	$13,981,263	$23,799,306	$(9,818,043)	(41.3)%
Total general and administrative expenses	$13,981,263	$23,799,306

General and administrative expenses decreased by $9.8 million, or 41.3%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to other administrative support fees relating to IT, human resources, and legal (year-over-year decrease of $1.5 million, 25.3%); non-capitalized financing costs (year-over-year decrease of $7.5 million, 100.0%); salaries and benefits (year-over-year decrease of $0.2 million, 2.6%); insurance costs (year-over-year decrease of $0.5 million, 31.7%); and forgiveness of a trade payable of $0.7 million; offset by project consulting (year-over-year increase of $0.6 million, 131.5%).

While administrative support and non-capitalized financing costs declined substantially in the year ended December 31, 2024, we anticipate that general and administrative expenses will rise as we expand our workforce and invest in the advancement of our lead therapeutic candidate in preparation for potential commercialization. Additionally, as our operations grow in complexity and we progress toward commercialization, we may incur higher costs related to accounting, audit, legal, regulatory compliance, director and officer insurance, and investor relations.

Non-operating (expense) income

	Year Ended December 31,
	2024	2023	Change	% Change
Changes in fair value of warrant liabilities	$5,385,009	$(4,823,237)	$10,208,246	(211.65)%
Other income	2,452,605	435,089	2,017,516	463.70%
Total non-operating income (expense)	$7,837,614	$(4,388,148)

Total non-operating income increased by $12.2 million, or (278.61)% for the year ended December 31, 2024 as compared to the year ended December 31, 2023. This increase was primarily driven by changes in the fair value of the warrant liabilities (year-over-year increase of $10.2 million, 211.6%); a $1.6 million increase in the Australian research and development tax credit; and a $0.4 million increase in income from non-interest-bearing short-term investments, primarily consisting of dividend income and realized gains and losses.

Interest expense

	Year Ended December 31,
	2024	2023	Change	% Change
Interest expense	$318,401	$315,284	$3,117	0.99%
Total interest expense	$318,401	$315,284

Interest expense for the year ended December 31, 2024 remained consistent with interest expense for the year ended December 31, 2023, primarily due to the stability of our finance lease portfolio year-over-year.

Interest income

	Year Ended December 31,
	2024	2023	Change	% Change
Interest income	$1,285,998	$584,966	$701,032	119.84%
Total interest income	$1,285,998	$584,966

Interest income increased by $701 thousand, or 119.84% for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to interest earned on our investments in debt securities, and higher interest earning cash, and cash equivalent balances.

Future interest income will be largely dependent on our total liquid cash and investment balances, which are in turn influenced by our capital resources and future fundraising activities.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, we had $20.8 million and $56.6 million, respectively, of cash, cash equivalents and investments.

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

We repaid the Principal of $542 thousand and total accrued interest of $87 thousand during the year ended December 31, 2024.

Insurance Financing

We obtained financing for certain Director & Officer liability insurance policy premiums. For the year ended December 31, 2024, the agreement assigns AFCO Direct as the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

For the year ended December 31, 2023, we entered into a similar agreement with First Insurance Funding. This agreement also assigned First Insurance Funding a first priority lien on the security interest in the financed policies and associated rights.

The total premiums, taxes, and fees financed under the current insurance financing agreement are approximately $516 thousand, for AFCO Direct with an annual interest rate of 7.37%. In consideration of the premium payment by the AFCO Direct to the insurance companies or the Agent or Broker (as defined in the agreement with the lender), we unconditionally promise to pay the lender the amount financed plus interest and other charges permitted under the agreement. At December 31, 2024, and 2023, we recognized approximately $276 thousand and $509 thousand, respectively, as an insurance financing note payable in our consolidated balance sheets. We incurred $17 thousand and $22 thousand of interest expense related to the insurance financing note for the years ended December 31, 2024, and 2023, respectively. Our current insurance financing agreement is being repaid through installment payments, with the final payment scheduled for September 22, 2025.

During the year ended December 31, 2024, we also made payments on a prior insurance financing agreement, which had an original principal balance of $765 thousand with an annual interest rate of 7.96%. This prior agreement was fully repaid, with the final installment made on September 22, 2024.

Please refer to Note 9, Notes Payable, in our consolidated financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(34,292,009)	$(25,119,405)
Net cash used in investing activities	(11,962,267)	(152,704)
Net cash provided by (used in) financing activities	(1,172,626)	66,773,137
Effect of exchange rate changes on cash and cash equivalents	(241,198)	18,144
Net increase (decrease) in cash and cash equivalents	$(47,668,100)	$41,519,172

Operating Activities

Net cash used by operating activities increased by $9.2 million in the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to an increase in our net loss adjusted for non-cash items of $4.5 million, compounded by an increase in cash used in operating activities related to change in our operating assets and liabilities of $4.6 million. Year-over-year changes in cash used for operating activities were primarily driven by working capital needs to support the advancement of our Phase 1 trial.

Investing Activities

Net cash used by investing activities increased by $11.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to increased purchases of short-term investments following the completion of the Company’s 2023 PIPE. Capital expenditures were minimal in 2024, as major asset purchases in prior years were primarily related to leasehold improvements at our Corporate Headquarters. We do not anticipate a significant increase in capital asset purchases in the near term, as our investment focus remains on advancing our lead therapeutic candidate through Phase 2 clinical trials.

Financing Activities

Net cash provided by (used in) financing activities decreased by $67.9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023, primarily due to the absence of any material equity financing activities in 2024.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including contract research organizations (“CRO”). These payments are not included in the table above, as the amount and timing of such payments are not known.

As of December 31, 2024, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

We had $59.9 million of federal net operating loss carryforwards as of December 31, 2024. Our carryforwards are subject to review and possible adjustment by the appropriate taxing authorities.

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

We had contracts with multiple CROs to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, we will adjust the accrual; such changes in estimate may result in a material change in our clinical study accrual, which could also materially affect reported results of operations.

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

Warrants

Liability Classified Warrants

We account for our Public Warrants, Private Placement Warrants, and Preferred Warrants as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in our consolidated statements of operations.

On the Closing Date, the Company established the fair value of the Private Placement Warrants utilizing both the Black-Scholes Merton formula and a Monte Carlo Simulation (the “MCS”) analysis. Specifically, we considered an MCS to derive the implied volatility in the publicly-listed price of the Public Warrants. We then considered this implied volatility in selecting the volatility for the application of a Black-Scholes Merton model for the Private Placement Warrants. We determined the fair value of the Public Warrants by reference to the quoted market price. See Note 12, Warrants, for the key inputs and further details for our warrants classified as liabilities.

Our Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and our Private Placement Warrants held privately by assignees of Big Cypress Holdings LLC, were classified as a Level 3 fair value measurement, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Private Placement Warrants.

Equity Classified Warrants

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

The initial fair value of each Ladenburg Warrant, PIPE Warrant and PIPE Placement Agent Warrant issued was determined using the Black-Scholes option-pricing model. See Note 12, Warrants for further details on our warrants classified as equity.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2024.

Remediation of Material Weakness in Internal Controls

We strengthened our internal controls over documentation of our formalized processes and procedures that are critical to the accomplishment of financial reporting objectives through engagement of a third-party firm which assisted us in the creation of such documentation. The material weakness described in “Item 4. Controls and Procedures” in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 has been fully remediated.

Changes in Internal Control Over Financial Reporting

We remediated the material weakness over the lack of documentation of the formalized processes and procedures that are critical to the accomplishment of financial reporting objectives, as further described in the following paragraph. Other than the remediation of this material weakness, there have been no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter to which period covered by this Annual Report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

For the year and quarter ended December 31, 2024, none of our directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following persons are serving as our executive officers and directors:

Name	Age	Position(s)
Samuel J. Reich	50	Class III Director, Chairman of the Board and Chief Executive Officer
Eddie J. Sullivan, PhD	59	Class III Director and President
Christine Hamilton, MBA	69	Class III Director
Jeffrey G. Spragens	83	Class II Director
David Link, MBA	69	Class II Director
Katie Ellias	46	Class II Director
Andrew Moin	41	Class II Director
William Polvino, MD	64	Class I Director
Scott Giberson	56	Class I Director
Erick Lucera	57	Class I Director
Jay S. Skyler, MD	78	Class I Director
Lucy To	39	Chief Financial Officer
Christoph Bausch, PhD	54	Chief Operating Officer
Alexandra Kropotova, MD	52	Chief Medical Officer

Family Relationships

There are no family relationships among any of our directors or executive officers. Edward Hamilton, our former Chairman, retired from such role as of the consummation of the Business Combination. Mr. Hamilton was named as a board observer in October 2021. Edward Hamilton is Christine Hamilton’s husband.

Executive Officers

Samuel J. Reich has served as a member of our board of directors from November 2020 and our CEO since January 2024 and was named chairman of our board of directors in October 2021, and was named Chief Executive Officer in January 2024. Mr. Reich served as our Chief Executive Officer and Chief Financial Officer from November 2020 until October 2020 prior to the closing of our Business Combination. Mr. Reich co-founded Biscayne Neurotherapeutics, Inc. in 2011 and served as its Executive Chairman until its sale to Supernus Pharmaceuticals (Nasdaq: SUPN) in October 2018. Biscayne Neurotherapeutics was focused on novel treatments for seizure disorders. Previously, Mr. Reich was the Executive Vice President of OPKO Ophthalmologics, a division of OPKO Health, Inc. (Nasdaq: OPK) from March 2007 to November 2008, where Mr. Reich served on the executive committee and lead the Ophthalmologics business division. Prior to his position at OPKO, Mr. Reich was the Founder and Executive Vice President of Acuity Pharmaceuticals, Inc., where he worked from July 2002 through March 2007, at which time Acuity Pharmaceuticals merged with OPKO Health. Mr. Reich was a doctoral candidate in the Department of Ophthalmology at the University of Pennsylvania Medical School. He left graduate school prior to the completion of his Ph.D. to establish Acuity. Prior to that, he was a graduate student at the University of Pennsylvania in the Biomedical Studies graduate program. He has authored six peer- reviewed scientific publications and is currently an inventor on sixteen issued U.S. patents and over 50 issued foreign patents. Mr. Reich holds a B.A. with High Honors in Biochemistry from Clark University, cum laude, Phi Beta Kappa. We believe Mr. Reich is qualified to serve on our board of directors because of his extensive industry and leadership experience, and significant familiarity with our company’s business and operations.

Eddie J. Sullivan, PhD, is our co-founder and has served as our president since 2014 and our past CEO from 2014 until January 2024. Dr. Sullivan has served in biopharma leadership positions for more than 25 years. Prior to joining us, he held the CEO role or other leadership roles in our predecessor entities, including CEO of Hematech, a subsidiary of Kyowa Hakko Kirin. During that time, he led initiatives to develop infectious disease, cancer, and autoimmune immunotherapies. In addition to raising over $250 million in capital to develop biopharmaceutical platform technologies, he has also led several successful mergers and acquisitions. A recognized thought leader in antibodies and transgenic animals, Dr. Sullivan serves on the board of directors for the Biotechnology Innovation Organization (BIO) and has served on its executive committee. He has worked with industry committees and discussion groups that have focused on animal biotechnology, regulatory framework, human immunotherapies, and global health threats. Dr. Sullivan was governor-appointed to South Dakota’s Research Commercialization Council and is Chairman of the state’s National Science Foundation-EPSCoR committee. He also founded, served as president, and remains an advisor to the state affiliate of BIO, South Dakota Biotech, and in 2014 was honored for his leadership, innovation, vision, and entrepreneurship with the inaugural LIVE award. He holds an undergraduate degree from the University of Arizona and graduate degrees from Brigham Young University, Kennedy-Western University, and Utah State University in both reproduction and business. We believe Dr. Sullivan is qualified to serve on our board of directors because of his significant biopharma leadership and management experience, and significant familiarity with our company’s business and operations.

Lucy To., is our Chief Financial Officer as of August 2024. Ms. To brings over 18 years of investment banking and strategic operational expertise to SAB BIO and will lead corporate finance, corporate strategy and approach to broader strategic business relationships at the Company. Prior to joining SAB BIO, she was a Managing Director in the Healthcare Investment Banking Group at Wells Fargo from October 2020 to June 2024, where she advised biopharmaceutical companies on financing and strategic transactions. Her career experience includes additional investment banking and operational experience at Deutsche Bank, where she was a director in healthcare investment banking from July 2017 to October 2020, Intercept Pharmaceuticals, Citigroup, and Cowen. Her transaction experience includes M&A, IPOs and other equity and debt financings in the healthcare sector with an aggregate transaction value in excess of $50 billion. She received a B.A. in finance from Southern Methodist University.

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

Christine Hamilton, MBA, is our co-founder and has served as a member of our board of directors since 2014. Ms. Hamilton is the owner and managing partner of Christiansen Land and Cattle, Ltd., a fourth-generation diversified farming and ranching enterprise. She also owns Dakota Packing, Inc., a wholesale company based in Las Vegas that provides high-end, “center-of-the-plate” protein products to a national customer base. Ms. Hamilton has served on the board of directors for several financial and public companies including HF Financial Corporation, Home Federal Bank (now Great Western

Bancorp, NYSE: GWB) and, in 2018, was recognized for her exemplary service as a board member of the Federal Reserve Bank (Ninth District) after a four-year term. She currently serves as a board member for publicly traded Titan Machinery, Padlock Ranch, and Meadowlark Institute. Ms. Hamilton was a governor-appointed commissioner for South Dakota Game Fish & Parks and is a 2016 inductee to the South Dakota Hall of Fame for her contributions to the state and agribusiness. In 2000, Ms. Hamilton and her family formed the Matson Halverson Christiansen Hamilton Foundation (MHCH), a not-for-profit foundation with a mission to improve the quality of life and create opportunities for growth and enterprise development in South Dakota. Ms. Hamilton holds a philosophy degree from Smith College in Northampton, Massachusetts, and an MBA in entrepreneurship from the University of Arizona. We believe Ms. Hamilton is well qualified to serve on our board of directors because of her extensive public company board experience, and significant familiarity with our company’s business and operations.

Katie Ellias, joined SAB's Board of Directors in November 2023, bringing more than twenty years of health care and investment experience to SAB. Katie Ellias is a healthcare investor, board member, advisor, and operator with over 20 years of experience building and investing in healthcare and life sciences companies, focused on biotechnology and medical devices. Katie served as Managing Director at the T1D Fund, a venture philanthropy fund with $200 AUM, including an investment in SAB, from 2018 to November 2024. Ms. Ellias led a number of investments in companies developing T1D-oriented therapies, and served as a director on the board of several companies, including, DiogenX, Veralox Therapeutics, i2O Therapeutics, and Capillary Biomedical. Ms. Ellias joined the T1D Fund from Endeavour Vision, a Geneva-based growth-stage venture fund. She was previously Principal at Sofinnova Partners, Paris, a leading early-stage life sciences fund. Ms. Ellias has also held commercial and business development roles with Medtronic and started her career at McKinsey & Company. Ms. Ellias is currently a board member with the French-American Chamber of Commerce. She holds an M.B.A. in Healthcare Management from the Wharton School at the University of Pennsylvania and a B.A. in International Relations and Political Science from Yale University. We believe Ms. Ellias is well qualified to serve on our board of directors due to her extensive T1D and emerging companies experience.

Scott Giberson, RPh, MPH, D.Sc., Rear Admiral (retired), joined the SAB board of directors in July 2022. He is currently the President of AMI Expeditionary Healthcare, a private global healthcare solutions company where he has fostered global client relations at the highest levels, since March 2021. Clients include senior leadership of multiple U.S. and foreign government entities, the WHO, UN and private industry partners such as the Gates Foundation. RADM Giberson retired after 27 years as two-star admiral and as an Assistant U.S. Surgeon General, serving in a variety of senior roles with the U.S. Department of Health and Human Services from March 2010 to March 2021. RADM (rert.) Giberson served as the acting Deputy Surgeon General of the United States (2013-2014), he was the Surgeon General's principal liaison with health leadership in multiple U.S. Departments. He also held executive positions as the Senior Advisor to the Office of Surgeon General, Director of Commissioned Corps Headquarters, Chief Pharmacist of the USPHS (2010-2014), Director of the IHS National HIV/AIDS Program and Senior Public Health Advisor for Pacific Command's Center of Excellence in Disaster Management and Humanitarian Assistance (2003-2006). He served as overall Commander of the Commissioned Corps' Ebola Response in West Africa. RADM Giberson has authored numerous articles and delivered well over 100 keynote lectures on leadership, global health, and public health at numerous venues both domestically and internationally. RADM Giberson has received many awards including the Presidential Unit Citation from President Obama in the Oval Office for leadership during the West African Ebola response. The Military Officers Association of America selected him as on the of the “Top 100 Veterans in the Last 100 Years You Need to Know”. RADM Giberson is a graduate of Temple University and U. of Massachusetts/Amherst, holds a Pharmacy degree and licensure, MPH, and graduate certificate in Health Emergencies in Large Populations from the International Committee of the Red Cross. He has received three honorary Doctoral degrees (one for his pioneering work in interprofessional practice). He is also a Fellow of Wharton Business School (U. of Pennsylvania) Executive Leadership Program. We believe Mr. Giberson is well qualified to serve on our board of directors because of his extensive experience in the medical industry.

David Link, MBA, has served as a member of our board of directors since 2018 and is currently Vice-Chairman. Mr. Link is the former executive vice president and chief strategy office at Sanford Health with more than three decades of experience in strategy, planning and financial operations. During his tenure, Mr. Link contributed significantly to growing the organization from a regional health system into one of the nation’s largest non-profit, integrated health care delivery systems. He was also charged with overseeing Sanford Health Plan, Sanford Foundation and research and development, including Sanford Research. Under his leadership, the initial Sanford Clinic was created as well as the development of Sanford World Clinics, an initiative designed to provide communities around the world with permanent, sustainable health care infrastructure. Currently, Dave serves as an appointed program director in the President’s Office at Dakota State University, one of the nation’s leading programs in cyber security. Dave holds board or committee positions with Enterprise 605, the South Dakota REACH Committee, South Dakota Research and Commercialization Council and Sanford Research. In 2019, he was honored for his exemplary leadership and support of the state’s bioscience industry with the LIVE Award at the South Dakota Biotech. Dave holds a bachelor’s degree in data processing and computer science, an MBA from the University of South Dakota and a master’s in healthcare administration from the University of Minnesota. We believe Mr. Link is well qualified to serve on our board of directors because of his extensive experience in the biotechnology industry and his extensive public company board experience.

Erick Lucera, joined the SAB board of directors in April 2023. Since May 2023, Mr. Lucera has been Executive Vice President and Chief Financial Officer of Editas Medicine, a publicly traded clinical stage biotechnology company. From 2020 to February 2023, Mr. Lucera served as Chief Financial Officer of AVEO Oncology, a public biotech company, and subsequent to the close of its acquisition, worked on integration with LG Chem, Ltd. From 2016 to 2020, Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of VALERITAS, a publicly traded commercial-stage medical technology company where he led multiple successful public offerings. From 2017 to the present, Mr. Lucera has served as a member of the Board of Directors and Audit Committee Chairman of Beyond Air, a publicly held commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide generators and delivery systems. From 2021 to the present, Mr. Lucera has served as a member of the Board of Directors and Audit Committee Chairman of Bone Biologics Corporation, a publicly held company focusing on regenerative medicine therapies to treat bone disorders. From 2015 to 2016, Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of VIVENTIA Bio, acquired by Eleven Biotherapeutics, Inc., now Sesen Bio, a biotechnology company focused on developing targeted protein therapeutics for the treatment of cancer. Early in his career, Mr. Lucera spent more than 15 years covering healthcare and the life sciences in investment management. Given Mr. Lucera’s extensive experience in strategic planning and finance, we believe that Mr. Lucera is well qualified to serve as a member of our board of directors.

Andrew Moin, joined the SAB board of directors in October 2023. Mr. Moin is a Partner and Analyst at Sessa Capital, a New York based investment advisor registered with the SEC. Mr. Moin has been with Sessa since 2012, where he works on idea generation, research, and investment implementation. Prior to Sessa, from 2008-2012, Mr. Moin was in the Tax Group at Sullivan & Cromwell LLP, where he advised corporate and other clients on a variety of transactions. In the non-profit realm, Andrew has served on the Young Leadership Committee of the New York City Chapter of the JDRF and was Chair of the Board of Trustees at the Great Neck Community School. Andrew received a B.A. in Economics, with distinction, from Amherst College and a J D., magna cum laude, from Harvard Law School. We believe Mr. Moin is well qualified to serve on our board of directors due to his extensive investment experience..

Dr. William J. Polvino, MD, has served as a member of our board of directors since 2019, after having served as our business advisor for several years. Dr. Polvino is pharmaceutical entrepreneur with more than 25 years of experience in the healthcare arena. He has been Executive Chairman and co-founder of Traverse Biotech, Inc., an immunotherapy development company, since May 2024. From 2017 to 2024, he chief executive officer of Bridge Medicines, a pioneering drug discovery company focused on advancing promising early technologies from concept to clinic. Prior to Bridge Medicines, Dr. Polvino was president and chief executive officer of Veloxis Pharmaceuticals A/S (NASDAQ-OMX: VELO), a public biotechnology company that deployed proprietary formulation technology to develop and commercialize an innovative oral drug product for transplant patients. He also served as president and CEO of Helsinn Therapeutics (formerly Sapphire Therapeutics) and has held executive and senior-level positions in drug development at Merck, Wyeth and Theravance. Dr. Polvino earned his medical degree from Rutgers Medical School and a B.S. in Biology from Boston College. He trained in internal medicine at Massachusetts General Hospital and was a fellow in clinical pharmacology at the National Institutes of Health prior to entering the pharmaceutical and biotechnology industry. We believe Dr. Polvino is well qualified to serve on our board of directors because of his extensive experience in the biotechnology industry and his extensive public company management experience.

Jeffrey G. Spragens has served as a member of our board of directors since November 2020. From 2005 through 2013, Mr. Spragens was a Co-Founder and the CEO of SafeStitch Medical, Inc., a medical device company that pioneered incisionless surgery techniques that helps to relieve GERD and obesity. In 2013, SafeStitch merged with TransEnterix, Inc. (NYSE: TRXC). In addition, Mr. Spragens was one of the three founding board members of North American Vaccine, which became a publicly traded company in 1990. At North American Vaccine, Mr. Spragens was responsible for securing initial financing and building a commercial manufacturing facility. Mr. Spragens was instrumental in North American Vaccine’s acquisition by Baxter International (NYSE: BAX) in 1999. Mr. Spragens has also been a successful real estate developer and entrepreneur. Mr. Spragens was President of FCH services from 1973 until 1986. FCH developed and managed units of coop and condo housing financed with HUD financing with offices in several major cities. In 1986, Mr. Spragens converted to condo ownership 1,000 apartment units in San Mateo, California, resulting in one of the largest residential projects in California at that time. Mr. Spragens was Managing Partner of Gateway Associates, Inc. from 1990 to 2000. In addition, Mr. Spragens is President and 50% owner of Mint Management Company, a residential property management company he co-founded in 1987, which develops, owns and operates apartment units in New Jersey, Michigan and Kansas. Mr. Spragens developed and continues to own and operate Inman Grove Shopping Center in Edison, New Jersey. Mr. Spragens is also a well-known and respected philanthropist. Mr. Spragens is a Founding Board Member and Treasurer of Foundation for Peace. Foundation for Peace provides healthcare, education, and clean water to those in need in Dominican Republic and Haiti. He is also a member of the Board of Directors and Finance Committee of Hernia Help, which provides free hernia surgery to underserved children and adults in developing countries. Mr. Spragens has a BA from the University of Cincinnati, a Law Degree from George Washington University, and an MA from American University. We believe Mr. Spragens is well qualified to serve on our board of directors because of his extensive public company management and multi-sector investment experience, and his public company board experience.

Dr. Jay S. Skyler, MD, has served as a member of our board of directors since May 2024. Dr. Skyler is a Professor of Medicine, Pediatrics and Psychology and Deputy Director of the Diabetes Research Institute at the University of Miami in Florida, where he has been employed since 1976. Dr. Skyler has also served as Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases Type 1 Diabetes clinical trials network. He was previously the President of the American Diabetes Association and Vice-President of the International Diabetes Federation. Dr. Skyler served as a director of Amylin Pharmaceuticals, Inc., a pharmaceutical company, until its acquisition by Bristol-Myers Squibb Company in August 2012, and served as a director of MiniMed, Inc., a medical device company, until its acquisition by Medtronic plc. in 2001. From 2002 to 2023, Dr. Skyler served on the board of directors of DexCom, Inc. (NASDAQ: DXCM), a publicly traded medical device company. Dr. Skyler has served on the board of directors of Applied Therapeutics, Inc. (NASDAQ: APLT), a publicly-traded clinical-stage biopharmaceutical company, since April 2019. Dr. Skyler received his B.S. from The Pennsylvania State University, and his M.D. from Jefferson Medical College. We believe that Dr. Skyler’s extensive expertise in the life sciences industry and his experience serving on the board of directors of other public companies qualifies him to serve on our board of directors.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of Christine Hamilton, Jeffrey Spragens, William Polvino, David Link, Scott Giberson, Erick Lucera, Katie Ellias, Andrew Moin, and Jay Skyler (representing nine of our 11 directors), has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that they each are an “independent director” as that term is defined under the Nasdaq listing rules.

In making these determinations, our board of directors considered the relationships that each nonemployee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

None of our executive officers or directors have been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act.

Board Composition

Our business and affairs are organized under the direction of our board of directors. Our board currently consists of eleven (11) directors divided into three classes as follows:

•
each Class I director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2025;
•
each Class II director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2026; and
•
each Class III director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2027 or, in each case, until their respective successor is duly elected and qualified, or until their earlier resignation, removal or death.

Messrs. Lucera, Giberson, Dr. Polvino, and Dr. Skyler currently serve as the Class I directors, Ms. Ellias, Messrs. Link, Spragens and Moin currently serve as the Class II directors, and Ms. Hamilton, Mr. Reich, and Dr. Sullivan currently serve as Class III directors.

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

Board Meetings

During 2024, our board of directors held seven meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

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

Audit Committee

On October 22, 2021, we established an audit committee of the board of directors. Erick Lucera, William Polvino, and Jeffrey Spragens serve as members of the audit committee, with Erick Lucera serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Lucera, Dr. Polvino, and Mr. Spragens meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee held four meetings during 2024.

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

A copy of our audit committee charter is available on our website at https://ir.sab.bio/corporate-governance/governance-overview.

Compensation Committee

On October 22, 2021, we established a compensation committee of the board of directors. Christine Hamilton, Erick Lucera and Katie Ellias serve as members of the compensation committee. Christine Hamilton serves as the Chairwoman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Mr. Lucera, Ms. Ellias and Ms. Hamilton are independent. The Compensation Committee held ten meetings during 2024.

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

A copy of our compensation committee charter is available on our website at https://ir.sab.bio/corporate-governance/governance-overview.

Insider Trading Policy

The Company has an Insider Trading Policy applicable to the Company’s directors, officers, and all employees of the Company (the “Insider Trading Policy”). The Insider Trading Policy governs the purchase, sale, and/or other dispositions of the Company’s securities and prohibits purchasing or selling any securities of the Company while a person covered by the Insider Trading Policy is aware of material, non-public information concerning the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards of the Nasdaq Stock Market. A copy of the Company’s Insider Trading Policy is filed with the SEC as an exhibit to this Annual Report.

Nominating Committee

On October 22, 2021, we established a nominating committee of the board of directors. David Link, Scott Giberson, Andrew Moin, and Jay Skyler currently serve as members of the Nominating and Governance Committee. David Link serves as the Chairman of the nominating committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating committee, all of whom must be independent. Each of Mr. Link, Mr. Giberson, Mr. Moin, and Dr. Skyler are independent. The Nominating Committee held five meetings during 2024.

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

A copy of our nominating committee charter is available on our website at https://ir.sab.bio/corporate-governance/governance-overview.

Executive Sessions of Independent Directors

Independent directors are required to meet regularly without management participation. During 2024, there were seven meetings of independent directors.

Director Nominations

The process of recommending director nominees for selection by the board of directors is undertaken by the nominating committee (see above).

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. In 2024, there were no material changes have been made to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We adopted a restated Code of Ethics applicable to our directors, officers, and employees. A copy of our Code of Ethics and copies of our audit, nominating and compensation committee charters are available on our website at https://ir.sab.bio/static-files/cf6414d7-b1d5-40d6-83f9-f7598094d99a.

In addition, a copy of the Code of Ethics will be provided without charge upon written request, addressed to:

SAB Biotherapeutics, Inc.

777 W 41st St. Suite 401

Miami Beach, FL 33140

Attn: Corporate Secretary

We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on our website.

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

Summary Executive Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to Our named executive officers for the fiscal years ended December 31, 2024 and 2023.

		Salary	Option Awards (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Samuel J. Reich (3)	2024	518,300	1,800,690	—	250,000	13,800	2,582,790
Chairman of the Board of Directors and Chief Executive Officer	2023	350,000	202,598	—	—	13,200	565,798
Eddie J. Sullivan, PhD. (4)	2024	480,900	852,773	—	250,000	13,482	1,597,155
President	2023	377,200	202,598	—	—	25,359	605,157
Alexandra Kropotova, MD (5)	2024	540,100	554,050	—	236,250	13,800	1,344,200
EVP, Chief Medical Officer	2023	525,000	—	147,125	236,250	13,200	921,575
Lucy To (6)	2024	164,400	239,300	—	—	731	404,431
EVP, Chief Financial Officer	2023	—	—	—	—	—	—
Christoph Bausch, PhD (7)	2024	412,200	622,162	—	150,000	12,385	1,196,747
EVP, Chief Operating Officer	2023	325,000	106,123	—	105,000	13,200	549,323
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our consolidated financial statements for the year ended December 31, 2024 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
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
(3)
We granted Mr. Reich a stock option to purchase up to 52,500 shares of our common stock at an exercise price of $7.11 per share, the closing price of our common stock on September 13, 2022. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Mr. Reich a stock option to purchase up to 52,500 shares of our common stock at an exercise price of $5.35 per share, the closing price of our common stock on March 14, 2023. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Mr. Reich a stock option to purchase up to 434,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Mr. Reich a stock option to purchase up to 35,700 shares of our common stock at an exercise price of $2.90 per share, the closing price of our common stock on July 15, 2024. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(4)
We granted Dr. Sullivan a stock option to purchase up to 3,500 shares of our common stock at an exercise price of $7.11 per share, the closing price of our common stock on September 13, 2022. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 52,500 shares of common stock at an exercise price of $5.35 per share, the closing price of our common stock on March 14, 2023. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 190,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024.

The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 4,447 shares of our common stock at an exercise price of $2.90 per share, the closing price of our common stock on July 15, 2024. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 46,528 shares of our common stock at an exercise price of $5.40 per share on July 15, 2024. The shares subject to this stock option were fully vested as of the grant date. The exercise price and quantity were established to match the terms of a previously granted option for the same number of shares that was set to expire. “All Other Compensation” includes (a) $13,173 representing payment for a lease to occupy an apartment in Sioux Falls, South Dakota, and (b) $12,187 representing employer matching contributions under our 401(k) plan.
(5)
On June 6, 2022 we granted Alexandra Kropotova 300,000 restricted shares of our common stock (“RSUs”). The shares subject to this stock award will vest as to 25% of the RSU’s on the one-year anniversary of the grant date, and the remainder of the RSU’s vest in 36 equal monthly installments thereafter. On March 14, 2023 we granted Dr. Kropotova 27,500 restricted shares of our common stock (“RSUs”). The shares subject to this stock award will vest as to 25% of the RSU’s on the one-year anniversary of the grant date, and the remainder of the RSU’s vest 36 equal monthly installments thereafter. We granted Dr. Kropotova a stock option to purchase up to 140,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(6)
Ms. To was appointed Chief Financial Officer of the Company on July 26, 2024 with a start date of August 12, 2024. We granted Ms. To a stock option to purchase up to 1,250,000 shares of our common stock at an exercise price of $2.35 per share, the closing price of our common stock on August 12, 2024. The shares subject to this stock option vest 25% one the one-year anniversary of Ms. To’s commencement of service as Chief Financial Officer, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(7)
We granted Dr. Bausch a stock option to purchase up to 27,487 shares of our common stock at an exercise price of $7.11 per share, the closing price of our common stock on September 13, 2022. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Bausch a stock option to purchase up to 27,500 shares of common stock at an exercise price of $5.35 per share, the closing price of our common stock on March 14, 2023. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Bausch a stock option to purchase up to 140,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Bausch a stock option to purchase up to 29,249 shares of our common stock at an exercise price of $2.90 per share, the closing price of our common stock on July 15, 2024. The shares subject to this stock option vest 25% one the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.

Outstanding Equity Awards at Fiscal 2024 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2024.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable		Market Value of Shares or Units of Stock That Have Not Vested ($)
Samuel J. Reich	35,000	—		111.70	11/16/2031	—		—
	700	—		17.80	3/15/2032	—		—
	29,531	22,969	[1]	7.11	9/12/2032	—		—
	22,968	29,532	[2]	5.35	3/13/2033	—		—
	—	434,000	[3]	5.17	2/20/2034	—		—
	—	35,700	[4]	2.90	7/15/2034	—		—
Eddie J. Sullivan, PhD.	2,326	—		26.90	4/26/2030	—		—
	2,121	—		17.80	3/15/2032	—		—
	1,968	1,532	[5]	7.11	9/12/2032	—		—
	22,968	29,532	[6]	5.35	3/13/2033	—		—
	—	190,000	[7]	5.17	2/20/2034	—		—
	46,528	—		5.40	7/15/2034	—		—
	—	4,447	[8]	2.90	7/15/2034	—		—
Alexandra Kropotova, MD	1,031	801	[9]	7.11	9/12/2032	—		—
	—	140,000	[10]	5.17	2/20/2034	—		—
						11,250	[11]	42,685
						15,466	[11]	58,681
Lucy To	—	125,000	[12]	2.35	8/12/2034	—		—
Christoph Bausch, PhD	10,468	—		10.70	3/12/2027	—		—
	8,142	—		10.70	3/12/2027	—		—
	6,979	—		10.70	3/12/2028	—		—
	1,163	—		26.90	4/26/2030	—		—
	2,497	—		17.80	3/15/2032	—		—
	15,461	12,026	[13]	7.11	9/12/2032	—		—
	12,031	15,469	[14]	5.35	3/13/2033	—		—
	—	140,000	[15]	5.17	2/20/304	—		—
	—	29,249	[16]	2.90	7/15/2034	—		—

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
(11)
Shares subject to these stock awards vest as to 25% of the RSU’s on the one-year anniversary of the grant date, and the remainder of the RSU’s in 36 equal monthly installments thereafter.
(12)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of Ms. To’s commencement of service as Chief Financial Officer of the Registrant, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(13)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(14)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(15)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.
(16)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter.

Named Executive Officer Employment Arrangements

Below are descriptions of the current employment agreements with our named executive officers.

Samuel J. Reich

On November 17, 2021, we entered into an Executive Employment Agreement with Mr. Reich to serve as our Chairman of the Board of Directors. Effective January 30, 2024, Mr. Reich was appointed Chief Executive Officer of the Company. There were no changes to the terms of Mr. Reich’s Executive Employment Agreement in connection with Mr. Reich’s appointment as Chief Executive Officer of the Company. The agreement provides Mr. Reich an annual base salary of $525,000, and his eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Mr. Reich to standard nondisclosure, invention assignment, and arbitration provisions. If Mr. Reich's employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of his employment is not renewed, Mr. Reich will receive (i) a severance payment equal to one year of his then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to his date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of his outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Mr. Reich, his spouse and dependents under the Company’s group health, dental and vision plans for a twelve month period from the date of termination.

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

Alexandra Kropotova

On May 20, 2022, we entered into an Executive Employment Agreement with Dr. Kropotova to serve as our Executive Vice President – Chief Medical Officer. The agreement provides Dr. Kropotova an annual base salary of $540,750, and her eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Dr. Kropotova to standard nondisclosure, invention assignment, and arbitration provisions. If Dr. Kropotova’s employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of her employment is not renewed, Dr. Kropotova will receive: (i) a severance payment equal to one year of her then base salary, payable in a lump sum five business days after his release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to her date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of her outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Dr. Kropotova, her spouse and dependents under the Company’s group health, dental and vision plans for a six month period from the date of termination.

Lucy To

On July 26, 2024, we entered into an Executive Employment Agreement with Ms. To to serve as our Executive Vice President – Chief Financial Officer. The agreement provides Ms. To (i) an annual base salary of $475,000; (ii) a one-time deferred signing bonus in the amount of $125,000, subject to certain conditions; (iii) eligibility to participate in the Company's annual discretionary bonus plan for executives, with the potential to earn a cash bonus of up to forty (45%) percent of Ms. To’s base salary; (iv) eligibility to participate in the Company’s benefit plans; (v) reimbursement for reasonable out-of-pocket expenses; and (vi) options to acquire 125,000 shares of the Company’s common stock, par value $0.0001 per share (the “Options”) subject to a four-year vesting schedule with 25% of the Options vesting on the one-year anniversary date from Ms. To’s start date, and the remaining 75% vesting on a monthly basis thereafter in thirty-six equal installments. The Employment Agreement subjects Ms. To to standard restrictive covenants for agreements of its type, including non-competition and non-solicitation.

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

Summary Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for the fiscal year ended December 31, 2024.

	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Name	($)	($)	($)	($)
Christine Hamilton, MBA	32,000	78,450	—	110,450
Jeffrey G. Spragens	31,417	45,822	—	77,239
David Link, MBA	31,417	67,141	—	98,558
Katie Ellias	5,833	174,619	—	180,452
William Polvino, MD	31,417	77,801	—	109,218
Scott Giberson	30,250	45,822	—	76,072
Erick Lucera	35,500	45,822	—	81,322
Andrew Moin	—	—	—	—
Jay Skyler, MD	17,000	127,012	—	144,012
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended December 31, 2024 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
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

Annual Cash Compensation

The annual retainers payable to non-employee directors for service on the Board and its committees are as follows: Independent directors receive $30,000 for Board service. Additional retainers are paid for committee roles. The Audit Committee Chairperson receives $8,000, the Compensation Committee Chairperson receives $7,000, and the Nominating and Governance Committee Chairperson receives $6,000. Members of the Audit Committee receive $6,000, members of the Compensation Committee receive $5,000, and members of the Nominating and Governance Committee receive $4,000.

Inaugural Equity Grants

Each non-employee director who joins the board receives an initial equity award of an option to purchase 35,000 shares of our common stock, which vests over a three-year period in three equal annual installments beginning on the first anniversary of the date of grant.

Annual Equity Grants

Each non-employee director receives an annual equity award of an option to purchase 20,000 shares of our common stock, which vests over a two-year period in two equal annual installments beginning on the first anniversary of the date of grant.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. For more information, see “Certain Relationships and Related Transactions, and Director Independence - Indemnification Agreements.”

Equity Grant Policy and Procedures

The Company’s grants stock options and other similar awards in the ordinary course of business in connection with our annual compensation program, hiring new employees, and in recognition of the retention or promotion of employees from time to time, as well as awards to members of the Board. The Company does not grant stock options or similar awards in anticipation of the release of material nonpublic information, such as a significant positive or negative earnings announcement, and does not time the public release of such information based on stock option grant dates.

Under the Company’s current practices, executive officers do not choose or have influence over the grant date for their individual stock option grants. Stock option grants to the Company’s executive officers if issued during a fiscal year, are approved at a meeting of the Company’s Compensation Committee, and the grants are generally effective immediately after the meeting on which the grants are eligible to be made under our grant policies discussed above. Stock option grants to the Company’s Board members are generally approved annually at meetings of the Compensation Committee and the Board, held after the Company’s Annual General Meeting of Stockholders each year, and are generally effective immediately after the meeting on which the grants are eligible to be made under our grant policies discussed above.

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

A summary of the potential payments that each of our current named executive officers would have received upon the occurrence of these events, assuming that each triggering event occurred on December 31, 2024, is set forth below.

	Salary	Equity	Perquisites / Benefits	Other	Total
Name and Principal Position	($)	($)	($)	($)	($)
Samuel J. Reich	525,000	—	—	—	525,000
Chairman of the Board of Directors and Chief Executive Officer
Eddie J. Sullivan, PhD.	485,000	—	—	—	485,000
President
Alexandra Kropotova, MD	540,750	—	—	—	540,750
EVP, Chief Medical Officer
Lucy To	475,000	—	—	—	475,000
EVP, Chief Financial Officer
Christoph Bausch, PhD	425,000	—	—	—	425,000
EVP, Chief Operating Officer

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2025, by:

•
each person known to be the beneficial owner of more than 5% of our outstanding common stock;
•
each of our executive officers and directors; and
•
all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options, within 60 days. Shares subject to options that are currently exercisable or exercisable within 60 days are considered outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the Company believes that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of the directors and executive officers of the Company is 777 W 41st St, Suite 401, Miami Beach, Florida 33140.

The percentage of beneficial ownership of the Company is calculated based on 9,288,868 shares of common stock outstanding as of March 21, 2025. Shares of common stock subject to warrants, options or rights currently exercisable, or exercisable within 60 days of March 21, 2025 are counted as beneficially owned.

Shares Beneficially Owned(1)

Beneficial Owner	Common Stock	Percent		Series A-2 Preferred Stock	Percent		Percent of Total Voting Power
Executive Officers and Directors
Christine Hamilton (2)	883,568	9.44%		—	*	%	5.51%
Eddie J. Sullivan, PhD (3)	660,391	7.01%		—	*	%	4.1%
Samuel J. Reich (4)	303,385	3.19%		—	*	%	1.87%
Jeffrey G. Spragens (5)	49,789	*	%	—	*	%	*	%
William Polvino, MD (6)	13,958	*	%	—	*	%	*	%
David Link, MBA (7)	20,394	*	%	—	*	%	*	%
Scott Giberson (8)	2,362	*	%	—	*	%	*	%
Erick Lucera (9)	1,736	*	%	—	*	%	*	%
Andrew Moin (10)	458,457	4.94%		28,380	67.54%		31.1%
Katie Ellias	—	*	%	—	*	%	*	%
Jay S. Skyler, MD (11)	11,666	*	%	—	*	%	*	%
Alexandra Kropotova (12)	69,757	*	%	—	*	%	*	%
Lucy To	—	*	%	—	*	%	*	%
Christoph Bausch (13)	103,301	1.1%		—	*	%	*	%
All directors and executive officers as a group (14 persons)	2,578,764	25.97%		28,380	67.54%		42.67%

Other 5% Stockholders
Entities affiliated with BVF Partners (14)	917,826	9.88%		12,217	29.07%		17.9%
Entities Managed by RTW Investments, LP (15)	1,024,335	9.99%		—	*	%	6.03%

* Represents beneficial ownership of less than one percent (1%).

(1)
Except as indicated in these footnotes: (i) each person named in this table has sole voting and investment power with respect to all shares of Common Stock and Series A Preferred Stock beneficially owned by such person; (ii) the number of shares beneficially owned by each person includes any restricted shares of Common Stock, shares of Common Stock that may be acquired through the exercise of options and warrants that such person has the right to acquire as of, or within 60 days of March 21, 2025, and after giving effect to any applicable limitations on beneficial ownership described in the footnotes below; and (iii) the beneficial ownership percentages shown above are based on a total of 15,958,545 eligible voting shares outstanding as of March 21, 2025, being comprised of (a) 9,288,868 shares of Common Stock and (b) 6,669,677 shares of Common Stock assuming conversion of 42,019 shares of Series A-2 Preferred Stock, par value $0.0001 per share (the “Series A-2 Preferred Stock”).

(2)
Consists of (i) 499,308 shares of common stock held by Ms. Hamilton; (ii) 17,424 shares of common stock held as a co-owner by Ms. Hamilton with her spouse, Dr. Edward Hamilton; (iii) 290,901 shares of common stock held by Ms. Hamilton’s spouse, Dr. Edward Hamilton; (iv) 2,500 shares held by Christiansen Investments; (v) 8,298 shares of common stock underlying warrants that are exercisable within 60 days of March 21, 2025; (vi) 20,935 shares of common stock underlying stock options held by Ms. Hamilton exercisable within 60 days of March 21, 2025; and (vii) 44,202 shares of common stock underlying stock options held by her spouse, Dr. Edward Hamilton, exercisable within 60 days of March 21, 2025. Ms. Hamilton is a control person with voting and dispositive power over shares of Christiansen Investments and is deemed to have beneficial ownership of the shares held by Christiansen Investments. Ms. Hamilton disclaims beneficial ownership of such securities except to the extent of her pecuniary interest therein, directly or indirectly.
(3)
Consists of (i) 523,230 shares of common stock held by Dr. Sullivan; and (ii) 137,161 shares of common stock underlying stock options held by Dr. Sullivan exercisable within 60 days of March 21, 2025.
(4)
Consists of (i) 21,800 shares of common stock held by Mr. Reich; (ii) 100 shares of common stock held jointly by Mr. Reich and Mr. Reich’s spouse; (iii) 54,769 of shares of common stock held by Big Cypress Holdings, LLC that are subject to vesting during a period of up to five years after October 22, 2021, which is the Business Combination Closing Date; (iv) 996 shares of common stock underlying warrants that are currently exercisable; and (v) 225,720 shares of common stock underlying stock options held by Mr. Reich exercisable within 60 days of March 21, 2025. Mr. Reich is a managing member with voting and dispositive power over shares of Big Cypress Holdings, LLC and is deemed to have beneficial ownership of the shares held by Big Cypress Holdings, LLC. Mr. Reich disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, directly or indirectly.
(5)
Consists of (i) 39,498 shares of common stock held by Mr. Spragens; and (ii) 10,291 shares of common stock underlying warrants that are currently exercisable.
(6)
Consists of 13,958 shares of common stock underlying stock options held by Dr. Polvino exercisable within 60 days of March 21, 2025.
(7)
Consists of (i) 5,731 shares of common stock held by Mr. Link; (ii) 1,209 of shares of common stock held by Iron Horse Investments, LLC; (iii) 4,149 shares of common stock underlying warrants that are currently exercisable; and (iv) 9,305 shares of common stock underlying stock options held by Mr. Link exercisable within 60 days of March 21, 2025. Mr. Link is a control person with voting and dispositive power over shares of Iron Horse Investments, LLC and is deemed to have beneficial ownership of the shares held by Iron Horse Investments, LLC. Mr. Link disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, directly or indirectly.
(8)
Consists of 2,362 shares of common stock underlying stock options held by Mr. Giberson exercisable within 60 days of March 21, 2025.
(9)
Consists of 1,736 shares of common stock underlying stock options held by Mr. Lucera exercisable within 60 days of March 21, 2025.
(10)
Andrew Moin, an Analyst and Partner with Sessa Capital, is a member of the board of directors of the Company. Sessa Capital (Master), L.P. and its affiliates beneficially own the securities listed in the table above, and Mr. Moin disclaims beneficial ownership of such securities. Sessa is subject to a 4.99% blocker.
(11)
Consists of 11,666 shares of common stock underlying stock options held by Dr. Skyler exercisable within 60 days of March 21, 2025.
(12)
Consists of (i) 21,712 shares of common stock held by Dr. Kropotova; (ii) 42,054 shares of common stock underlying stock options exercisable within 60 days of March 21, 2025; (iii) and 5,991 shares of common stock underlying restricted stock units that will vest within 60 days of March 21, 2025.
(13)
Consists of 103,301 shares of common stock underlying stock options held by Mr. Bausch exercisable within 60 days of March 21, 2025.
(14)
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
(15)
Based solely on a Schedule 13G/A filed with the SEC on February 14, 2025. Represents an aggregate of 1,024,335 shares of Common Stock issuable upon conversion of Series A-3 Preferred Stock, which shares of Series A-3 Preferred

Stock are issuable upon exercise of Tranche B Warrants. These securities are beneficially owned by RTW Master Fund, Ltd., RTW Innovation Master Fund, Ltd., and RTW Biotech Opportunities Ltd (collectively, the “RTW Funds”). RTW Investments, LP (“RTW”), in its capacity as the investment manager of the RTW Funds, has the power to vote and the power to direct the disposition of the shares held by the RTW Funds. Accordingly, RTW may be deemed to be the beneficial owner of such securities. Roderick Wong, M.D., as the Managing Partner of RTW, has the power to direct the vote and disposition of the securities held by RTW. Dr. Wong disclaims beneficial ownership of the shares held by the RTW Funds, except to the extent of his pecuniary interest therein. The address and principal office of RTW Investments, LP is 40 10th Avenue, Floor 7, New York, NY 10014, and the address of Dr. Wong and each of the RTW Funds is c/o RTW Investments, LP, 40 10th Avenue, Floor 7, New York, NY 10014. The RTW Funds are subject to a 9.99% blocker.

Equity Compensation Plan Information

We currently maintain the following equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders: the SAB Biotherapeutics 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Plan”); and the SAB Biotherapeutics 2021 Employee Stock Purchase Plan (the “ESPP”). We also maintain the SAB Biotherapeutics 2014 Incentive Plan (the “2014 Plan”), which was not approved by our securityholders and was in place prior to us becoming a public company.

The following table presents information as of December 31, 2024 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards	Weighted-average exercise price of outstanding securities ($)	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	2,697,452	$5.85	2,867,023
Equity compensation plans not approved by security holders (3)	301,860	$17.05	426,790
Total	2,999,312	$14.08	3,193,813

(1)
Excluding securities reflected in column (a).
(2)
Consists of our 2021 Plan and our ESPP.
(3)
Consists of our 2014 Plan.

In accordance with the terms of the 2021 Plan, the Board shall have the sole authority and discretion, on an annual basis, to increase the number of shares available for issuance under the 2021 Plan by up to five percent (5%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion).

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as described below, there were no transactions since January 1, 2024 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of (i) $120,000 and (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2024 by EisnerAmper LLP (“EisnerAmper”), the Company’s independent registered public accounting firm.

(US Dollars)	2024	2023
Audit fees	$316,650	$299,687
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$316,650	$299,687

Audit fees for the fiscal years ended December 31, 2024 rendered by EisnerAmper relate to professional services rendered for the audit of our financial statements, quarterly reviews, issuance of consents, and review of documents filed with the SEC.

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

		8-K	001-39871	2.1+	October 28, 2021
2.2+	First Amendment to Agreement and Plan of Merger, dated August 12, 2021, by and among Big Cypress Acquisition Corp. and SAB Biotherapeutics, Inc.	8-K	001-39871	2.2	October 28, 2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39871	3.1	October 28, 2021
3.2	Amended and Restated Bylaws.	8-K	001-39871	3.2	October 28, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock	8-K	001-39871	3.1	October 2, 2023
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-39871	3.1	November 22, 2023
3.5	Certificate of Amendment to the Certificate of Incorporation, as amended and restated, dated January 2, 2024	8-K	001-39871	3.1	January 3, 2024
4.1	Specimen common stock Certificate of Registrant.	S-1/A	333-258869	4.2	January 4, 2021
4.2	Specimen Warrant Certificate of Registrant (incorporated by reference to Exhibit 4.3 of Form S-1/A.)	S-1/A	333-258869	4.3	January 4, 2021
4.3	Form of Warrant Agreement between Registrant and Continental Stock Transfer & Trust Company.	S-1/A	333-258869	4.4	January 4, 2021
4.4	Form Warrant	10-Q	001-39871	4.1	May 15, 2023
4.5	Description of Registrant’s Securities	10-K	001-39871	4.5	March 29, 2024
4.6	Form of Preferred Tranche A Warrant	8-K	001-39871	4.1	October 2, 2023
4.7	Form of Preferred Tranche B Warrant	8-K	001-39871	4.2	October 2, 2023
4.8	Form of Preferred Tranche C Warrant	8-K	001-39871	4.3	October 2, 2023
10.1	Amended and Restated Registration Rights Agreement.	8-K	001-39871	10.1	October 28, 2021
10.2¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Eddie J. Sullivan.	8-K	001-39871	10.2¥	October 28, 2021
10.3¥	Executive Employment Agreement, dated November 17, 2021, by and between SAB Biotherapeutics, Inc. and Samuel J. Reich	8-K	001-39871	10.1	November 19, 2021

10.4*	Form of Indemnification Agreement.
10.5¥	SAB Biotherapeutics, Inc. 2021 Omnibus Equity Incentive Plan.	8-K	001-39871	10.7	October 28, 2021
10.6¥	2021 Omnibus Equity Incentive Plan, as amended	10-Q	001-39871	10.2	August 8, 2024
10.7	Form of Securities Subscription Agreement, dated November 12, 2020, between BCYP and Big Cypress Holdings LLC.	S-4	333-258869	10.3	September 22, 2021
10.8	Securities Purchase Agreement, dated December 7, 2020, between BCYP and Ladenburg Thalmann & Co. Inc. and certain of its employees.	S-4	333-258869	10.4	September 22, 2021
10.9	Placement Unit Subscription Agreement dated January 11, 2021 between the Company and Big Cypress Holdings LLC.	S-4	333-258869	10.5	September 22, 2021
10.10	BCYP Stockholders Support Agreement.	S-4	333-258869	10.7	September 22, 2021
10.11	SAB Stockholders Support Agreement.	S-4	333-258869	10.8	September 22, 2021
10.12¥	Executive Employment Agreement, dated May 20, 2022, by and between SAB Biotherapeutics, Inc. and Alexandra Kropotova	10-K	001-39871	10.5	April 14, 2023
10.13	Third Amendment to Amended and Restated Lease Agreement	10-K	001-39871	10.14	April 14, 2023
10.14	Fourth Amendment to Amended and Restated Lease Agreement	8-K	001-39871	10.1	October 13, 2022
10.15+	Manufacturing Option Agreement, dated October 26, 2022	8-K	001-39871	10.1	November 1, 2022
10.16+	Right of First Refusal Agreement, dated October 26, 2022	8-K	001-39871	10.2	November 1, 2022
10.17	Securities Purchase Agreement dated December 6, 2022, by and between the Company and the purchasers thereto	8-K	001-39871	10.1	December 12, 2022
10.18	Form of Securities Purchase Agreement, dated September 29, 2023 by and among SAB Biotherapeutics, Inc. and the purchasers named therein	8-K	001-39871	10.1	October 2, 2023
10.19¥	Legacy SAB Biotherapeutics, Inc. 2014 Equity Incentive Plan	S-8	333-277314	99.2	February 23, 2024
10.20¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Eddie J. Sullivan, dated March 5, 2024	8-K	001-39871	10.1	March 8, 2024
10.21¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Christoph Bausch, dated March 5, 2024	8-K	001-39871	10.2	March 8, 2024
10.22¥	Employment Agreement between SAB Biotherapeutics, Inc. and Mark Conley dated November 6, 2023	8-K	001-39871	10.1	May 31, 2024
10.23¥	Employment Agreement between SAB Biotherapeutics, Inc. and Lucy To dated July 26, 2024	8-K	001-39871	10.1	July 31, 2024
10.24***	Lease Agreement between SAB Biotherapeutics, Inc. and Sanford Health, dated February 1, 2025	8-K	001-39871	10.1	February 5, 2025
16.1	Letter from Mayer Hoffman McCann P.C. to the Securities and Exchange Commission dated July 31, 2023	8-K	001-39871	16.1	July 31, 2023
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included on a signature page of the initial filing of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SAB Biotherapeutics, Inc. Clawback Policy	10-K	001-39871	97.1	March 29, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SAB Biotherapeutics, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

*** Confidential treatment has been granted or requested with respect to portions of this exhibit.
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

SAB BIOTHERAPEUTICS, INC.

Date: March 28, 2025	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chair and Chief Executive Officer

The undersigned officers and directors of SAB Biotherapeutics, Inc., hereby severally constitute and appoint Samuel J. Reich and Eddie J. Sullivan, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samuel J. Reich	Chair and Chief Executive Officer	March 28, 2025
Samuel J. Reich	(Principal Executive Officer)

/s/ Lucy To	Chief Financial Officer	March 28, 2025
Lucy To	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eddie J. Sullivan, PhD	President and Director	March 28, 2025
Eddie J. Sullivan, PhD

/s/ Katie Ellias	Director	March 28, 2025
Katie Ellias

/s/ Christine Hamilton, MBA	Director	March 28, 2025
Christine Hamilton, MBA

/s/ Scott Giberson, RPh, MPH, D.Sc.	Director	March 28, 2025
Scott Giberson, RPh, MPH, D.Sc.

/s/ David Link, MBA	Director	March 28, 2025
David Link, MBA

/s/ Erick Lucera	Director	March 28, 2025
Erick Lucera

/s/ Andrew Moin	Director	March 28, 2025
Andrew Moin

/s/ William Polvino, MD	Director	March 28, 2025
William Polvino, MD

/s/ Jay Skyler, MD	Director	March 28, 2025
Jay Skyler, MD

/s/ Jeffrey G. Sprains	Director	March 28, 2025
Jeffrey G. Spragens

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

SAB Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SAB Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2025

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Current assets
Cash and cash equivalents	$8,897,966	$56,566,066
Short-term investments	11,862,746	—
Accrued interest receivable	54,955	—
Prepaid expenses and other current assets	2,976,562	2,340,797
Total current assets	23,792,229	58,906,863
Deferred issuance cost	261,105	—
Long-term prepaid assets	220,997	350,230
Operating lease right-of-use assets	970,294	1,277,982
Financing lease right-of-use assets	3,582,835	3,669,659
Property, plant and equipment, net	15,368,009	19,736,519
Total assets	$44,195,469	$83,941,253
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,694,722	$945,927
Notes payable	275,849	1,050,849
Operating lease liabilities, current portion	393,430	669,946
Finance lease liabilities, current portion	142,563	132,004
Deferred grant income	—	1,322,410
Accrued expenses and other current liabilities	5,473,036	6,692,181
Total current liabilities	7,979,600	10,813,317
Operating lease liabilities, noncurrent	581,148	635,777
Finance lease liabilities, noncurrent	3,275,919	3,418,483
Warrant liabilities	6,389,226	11,774,235
Total liabilities	18,225,893	26,641,812
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 42,019 and 42,236 shares issued and outstanding at December 31, 2024 and 2023	5	5
Common stock; $0.0001 par value; 800,000,000 shares authorized at December 31, 2024 and 2023; 9,343,533 and 9,280,159 shares issued, respectively, and 9,288,868 and 9,225,494 outstanding at December 31, 2024 and 2023, respectively	935	929
Treasury stock, at cost; 54,665 shares held at December 31, 2024 and 2023, respectively	(5,521,246)	(5,521,246)
Additional paid-in capital	155,794,142	152,856,874
Accumulated other comprehensive income (loss)	(135,410)	26,420
Accumulated deficit	(124,168,850)	(90,063,541)
Total stockholders’ equity	25,969,576	57,299,441
Total liabilities and stockholders’ equity	$44,195,469	$83,941,253

*The consolidated balance sheets' common stock share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

	For The Year Ended December 31,
	2024	2023
Revenue
Grant revenue	$1,322,410	$2,238,991
Total revenue	1,322,410	2,238,991
Operating expenses
Research and development	30,251,667	16,515,005
General and administrative	13,981,263	23,799,306
Total operating expenses	44,232,930	40,314,311
Loss from operations	(42,910,520)	(38,075,320)
Other income (expense)
Changes in fair value of warrant liabilities	5,385,009	(4,823,237)
Interest expense	(318,401)	(315,284)
Interest income	1,285,998	584,966
Other income	2,452,605	435,089
Total other income (expense)	8,805,211	(4,118,466)
Net loss	$(34,105,309)	$(42,193,786)
Other comprehensive income (loss):
Unrealized gain, change in fair value of available-for-sale securities, net of tax	$647	$—
Foreign currency translation	(162,477)	26,420
Total comprehensive loss	$(34,267,139)	$(42,167,366)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(3.68)	$(7.64)
Weighted-average common shares outstanding – basic and diluted	9,261,918	5,521,487
*The consolidated statements of operations and comprehensive loss's share and per share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Common stock		Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2022	5,093,927	$510	—	$—	$84,448,633	(54,665)	$(5,521,246)	$(47,869,755)	$—	$31,058,142
Issuance of common stock for exercise of stock options	1,774	1	—	—	9,581	—	—	—	—	9,582
Issuance of common stock for settlement of accrued liabilities and professional fees	191,689	19	—	—	1,549,982	—	—	—	—	1,550,001
Professional fees settled with warrants	—	—	—	—	3,831,171	—	—	—	—	3,831,171
Professional fees settled with shares	38,095	4	—	—	239,996	—	—	—	—	240,000
Issuance of Series A Preferred Stock and warrants under private placement offering	—	—	7,500	1	—	—	—	—	—	1
Series A Preferred Stock warrant exercise	—	—	59,654	6	60,353,789	—	—	—	—	60,353,795
Conversion of Series A Preferred Stock into common shares	3,954,674	395	(24,918)	(2)	2	—	—	—	—	395
Stock-based compensation	—	—	—	—	2,423,720	—	—	—	—	2,423,720
Net loss	—	—	—	—	—	—	—	(42,193,786)	—	(42,193,786)
Foreign currency translation	—	—	—	—	—	—	—	—	26,420	26,420
Balance at December 31, 2023	9,280,159	$929	42,236	$5	$152,856,874	(54,665)	$(5,521,246)	$(90,063,541)	$26,420	$57,299,441
Stock-based compensation	—	—	—	—	2,941,796	—	—	—	—	2,941,796
Issuance of common stock pursuant to vesting of restricted stock units	25,214	2	—	—	(2)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	(24,931)	—	—	—	—	(24,931)
Issuance of common stock for exercise of stock options	3,780	1	—	—	20,408	—	—	—	—	20,409
Conversion of Series A2 Preferred Stock into common shares	34,380	3	(217)	—	(3)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(34,105,309)	—	(34,105,309)
Foreign currency translation	—	—	—	—	—	—	—	—	(162,477)	(162,477)
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	647	647
Balance at December 31, 2024	9,343,533	$935	42,019	$5	$155,794,142	(54,665)	$(5,521,246)	$(124,168,850)	$(135,410)	$25,969,576

*The consolidated statements of stockholder's equity share amounts have been retroactively adjusted to account for the Company's 1:10 Reverse Stock Split, effective January 5, 2024.

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(34,105,309)	$(42,193,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,705,771	3,653,151
Amortization of finance right-of-use assets	86,824	92,131
Stock-based compensation expense	2,941,796	2,423,720
Gain on sale of equipment	—	44,493
Loss on private placement issuance	—	3,402,784
Gain from private placement warrant termination	—	(3,572,920)
Changes in fair value of warrant liabilities	(5,385,009)	4,823,237
Accretion of discounts on short-term investments	(237,093)	—
Professional fees settled with equity instruments	—	3,881,566
Changes in operating assets and liabilities
Accrued interest receivable	(54,955)	—
Accounts receivable	—	5,556,577
Prepaid expenses and other current assets	(590,461)	(523,610)
Operating lease right-of-use assets and liabilities, net	(23,458)	387,299
Accounts payable	923,323	(2,701,720)
Deferred grant income	(1,322,410)	1,322,410
Accrued expense and other current liabilities	(1,231,028)	(1,714,737)
Net cash used in operating activities	(34,292,009)	(25,119,405)

Cash flows from investing activities:
Proceeds from the sale of equipment	—	44,450
Purchases of equipment	(337,262)	(197,154)
Purchases of investment securities	(37,446,201)	—
Sales and maturities of investments	25,821,196	—
Net cash used in investing activities	(11,962,267)	(152,704)

Cash flows from financing activities:
Proceeds from private placement issuance of preferred stock and warrants	—	7,500,000
Proceeds from exercise of private placement preferred warrants	—	59,654,000
Payment of deferred issuance costs	(261,105)	—
Proceeds from issuance of notes payable	515,986	765,194
Payments of notes payable	(1,290,982)	(1,028,654)
Principal payments on finance leases	(132,003)	(126,985)
Proceeds from exercise of stock options	20,409	9,582
Tax payments for share settlement of restricted stock units	(24,931)	—
Net cash provided by (used in) financing activities	(1,172,626)	66,773,137

Effect of exchange rate changes on cash and cash equivalents	(241,198)	18,144

Net increase (decrease) in cash and cash equivalents	(47,668,100)	41,519,172
Cash and cash equivalents
Beginning of period	56,566,066	15,046,894
End of period	$8,897,966	$56,566,066
Supplemental cash flow information:
Cash paid for interest	$373,954	$245,481
Supplemental information on non-cash investing and finance activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$368,425	$993,811
Settlement of accrued liabilities through the issuance of common stock	$—	$1,500,000
Issuance of common stock for prepaid marketing and investor related consulting services	$—	$240,000
Fair value of private placement preferred warrant liability associated with warrant exercise	$—	$699,795

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and subsidiaries

Notes to conSOLIDATED financial statements

(1) Nature of Business

SAB Biotherapeutics, Inc., a Delaware corporation (“SAB” or “SAB Biotherapeutics”, and together with its subsidiaries, the “Company”), is a clinical-stage biopharmaceutical company focused on the development of human polyclonal immunotherapeutic antibodies, or human immunoglobulin G (“hIgG”), to address immune system disorders and infectious diseases. The Company’s antibodies are both target-specific and polyclonal, meaning they are comprised of multiple hIgG and can bind to multiple sites on specific immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders. The Company’s lead candidate, SAB-142 is a human anti-thymocyte globulin (“ATG”) focused on preventing or delaying the progression of type 1 diabetes (“T1D”).

Australian Research and Development Tax Credit

In June 2023, the Company formed a new subsidiary in Australia, SAB BIO PTY LTD, a proprietary limited company (“SAB Australia”), primarily to conduct preclinical and clinical activities for product candidates. SAB Australia’s research and development activities qualify for the Australian government’s tax credit program, which provides a 48.5% credit for qualifying research and development expenses. The Company announced positive topline phase 1 clinical results with the Company’s potentially disease-modifying T1D therapy SAB-142 on January 28, 2025. Based on the data, we plan to advance SAB-142 into a Phase 2b trial in 2025 to evaluate the therapeutic candidate in adult and pediatric patients with new-onset T1D.

Liquidity and Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses, negative cash flows from operations and, as of December 31, 2024, had an accumulated deficit of $124.2 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support future plans.

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

The Company currently expects that its cash and cash equivalents of $8.9 million and short-term investments of $11.9 million as of December 31, 2024 will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the consolidated financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Principles of consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries, SAB Sciences, Inc., Diversity Therapeutics, Inc., SAB LLC, SAB Capra, LLC, Aurochs, LLC, and SAB Australia. Intercompany balances and transactions have been eliminated in consolidation.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accrued interest receivable, accounts payable, notes payable, accrued expenses and other current liabilities.

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

As of December 31, 2024, the Company had $261 thousand in deferred issuance costs related to the Company’s sales agreement with Cantor Fitzgerald & Co. The sales agreement is discussed further in Note 10, Stockholders’ Equity. The Company had no deferred issuance costs as of December 31, 2023.

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

At December 31, 2024, the Company’s short-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days and investments in exchange traded mutual funds. The Company classifies these securities as current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

The Company recognizes the change in fair value of available-for-sale equity securities within other income in the consolidated statements of operations and comprehensive loss, and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss.

The Company reviews its investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale debt securities is due to credit-related factors and determines if such unrealized losses are the result of credit losses that require impairment. The Company records an allowance for credit losses on available-for-sale debt securities when a decline in fair value is determined to be credit-related, rather than recording a direct write-down of the investment's amortized cost. Factors considered in determining whether an unrealized loss is the result credit-related factors include the extent to which the fair value is less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The Company did not record an allowance for credit losses on its available-for-sale debt securities during the twelve months ended December 31, 2024 and 2023.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2024 and 2023.

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

During the years ended December 31, 2024 and 2023, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material change in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the years ended December 31, 2024 and 2023, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the years ended December 31, 2024 and 2023.

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

Income taxes

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, to reflect realizable value, and all deferred tax balances are reported as long-term on the consolidated balance sheets. Accruals are maintained for uncertain tax positions, as necessary.

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

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net loss and are included in “Accumulated other comprehensive income (loss)” in the accompanying Consolidated Balance Sheets.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive loss for the twelve months ended December 31, 2024 consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities.

The components of comprehensive loss for the twelve months ended December 31, 2023 consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency.

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

(3) New accounting standards

Recently-adopted standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), along with a description of other segment items by reportable segment and any additional profit or loss measures used by the CODM in resource allocation decisions. The ASU mandates that all currently required annual disclosures under Topic 280 also be included in interim periods and applies to entities with a single reportable segment. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years starting after December 15, 2024. The adoption of this standard resulted in certain enhanced disclosures in the consolidated financial statements, see Note 19, Segment Reporting for further details.

Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220)”. ASU 2024-03 requires additional disclosure in the notes to financial statements of specified information about certain expenses such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation and other expenses which are presented in the face of the income statement within continuing operations. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

(4) Revenue

During the years ended December 31, 2024 and 2023, the Company worked on the following grants:

Government grants

The total revenue for government grants was approximately $1.3 million and $2.2 million respectively, for the years ended December 31, 2024 and 2023.

National Institute of Health - National Institute of Allergy and Infectious Disease (“NIH-NIAID”) (Federal Award #1R41AI131823-02) – this grant was for approximately $1.5 million and started in April 2019 through March 2021. The grant was subsequently amended to extend the date through March 2023. No grant income was recognized for the year ended December 31, 2024, and approximately $0.2 million of grant income was recognized for the year ended December 31, 2023. This grant was completed as of June 30, 2023.

NIH-NIAID through Geneva Foundation (Federal Award #1R01AI132313-01, Subaward #S-10511-01) – this grant was for approximately $2.7 million and started in August 2017 through July 2021. The grant was subsequently amended to extend the end date to July 2023. No grant income was recognized for the year ended December 31, 2024, and approximately $0.2 million of grant income was recognized for the year ended December 31, 2023. This grant was completed as of June 30, 2023.

US Department of Defense (“DoD”), Joint Program Executive Office for Chemical, Biological, Radiological and Nuclear Defense Enabling Biotechnologies (“JPEO”) through Advanced Technology International – this grant was for a potential of $25 million, awarded in stages starting in August 2019 and with potential stages running through February 2023. Additional contract modifications were added to this contract in 2020 and 2021 for work on a COVID therapeutic, bringing the contract total to $203.6 million. For the years ended December 31, 2024 and 2023, there was approximately $1.3 million and $1.8 million, respectively, in deferred grant income recognized from this grant. This grant was terminated in 2022.

The grants for the Company’s Rapid Response contract with JPEO (the “JPEO Rapid Response Contact”) are cost reimbursement agreements, with reimbursement of qualified direct research and development expense (labor and consumables) with an overhead charge (based on actual, reviewed quarterly) and a fixed fee (9%).

On August 3, 2022, the Company received notice from the DoD terminating the JPEO Rapid Response contract (the “JPEO Rapid Response Contract Termination”). The Company engaged in negotiations with the DoD to compensate the Company for services provided prior to the JPEO Rapid Response Contract Termination and costs the Company would be expected to bear in future periods. A termination and settlement proposal was submitted to the DoD on September 9, 2022; the Company submitted a final invoice on December 15, 2022; and received payment from the DoD on or about January 12, 2023. The terms of the arrangement provide for a cost-reimbursable structure, and state that the parties will work in good faith equitable reimbursement for work performed toward accomplishment of the tasks provided in the agreement. As of December 31, 2024, the Company believes and has been advised that no present or future obligations exist related to the JPEO Rapid Response Contract Termination. As of December 31, 2023, the Company had deferred grant income presented with in the Company’s consolidated balance sheet, which represented certain deferred obligations potentially payable to the DoD due to subsequent negotiations with third-party vendors~~.~~ Revenue recognized subsequent to the JPEO Rapid Response Contract Termination relates to satisfaction of residual obligations under the termination and settlement agreement—see Note 2, Summary of Significant Accounting Policies in the Company's consolidated financial statements for further information about the Company's established revenue recognition process.

(5) Earnings per share

Since the Company reported a net loss for the years ended December 31, 2024 and 2023, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the years ended December 31, 2024 and 2023, as the potential dilutive securities are anti-dilutive.

	For The Year Ended December 31,
	2024	2023
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(34,105,309)	$(42,193,786)
Weighted-average common shares outstanding – basic and diluted	9,261,918	5,521,487
Net loss per share, basic and diluted	$(3.68)	$(7.64)

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

	For The Year Ended December 31,
	2024	2023
Stock options and awards	2,999,312	72,804
Convertible Debt	—	39,718
Common Stock Warrants (1)	2,233,407	2,233,407
Series A Preferred Stock (2)	6,669,742	6,704,127
Preferred Stock Warrants (3)	23,803,334	23,803,334
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	35,856,601	33,004,196
(1)
Contained within common stock warrants are the 575,000 shares of common stock underlying public warrants, 20,860 shares of common stock underlying warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 30,000 shares underlying warrants held by Ladenburg Thalmann & Co. Inc. (the “Ladenburg Warrants”), 736,337 shares underlying warrants issued to the investors in the December 2022 Private Placement (the “the PIPE Warrants”), 21,091 shares underlying warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 shares underlying the Preferred PIPE Placement Agent Warrants issued to the placement agent in the September 2023 Offering. See Note 12, Warrants for further details on the Company’s outstanding warrants.
(2)
Represents 6,669,742 shares of common stock underlying 42,019 and 42,236 issued, outstanding, and convertible shares of Series A-2 Preferred Stock for the years ended December 31, 2024 and 2023, respectively. See Note 10, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 6,800,953 and 17,002,381 shares of common stock underlying 42,846 outstanding Preferred Tranche B Warrants (as defined below) and 107,115 outstanding Preferred Tranche C Warrants (as defined below), respectively.

(6) Property, plant and equipment

As of December 31, 2024 and 2023, the Company’s equipment was as follows:

	December 31, 2024	December 31, 2023
Laboratory equipment (1)	$11,344,007	$9,415,210
Animal facility leasehold improvements	8,357,667	8,357,667
Animal facility equipment	1,188,854	1,137,666
Leasehold improvements (1)	7,064,721	9,296,344
Vehicles	208,453	208,453
Office furniture and equipment (1)	1,778,231	1,233,038
Total Property, plant and equipment, gross	29,941,933	29,648,378
Less: accumulated depreciation and amortization	(14,573,924)	(9,911,859)
Property, plant and equipment, net	$15,368,009	$19,736,519

(1) The Company re-classed $2.2 million of leasehold improvements to laboratory equipment ($1.8 million) and office furniture and equipment ($470 thousand) as of December 31, 2024.

Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $4.7 million and $3.7 million, respectively. The Company had no construction-in-progress as of December 31, 2024 and 2023. In the first quarter of 2024, the Company recorded expense of approximately $0.9 million for an out-of-period adjustment related to the amortization of leasehold improvements, $0.7 million is included in research and development expense and $0.2 million is included in general and administrative expense.

(7) Leases

The Company has an operating lease for lab space from Sanford Health, under a lease that started in June 2014 and initially ended in June 2019, at which time the lease was extended through August 2024. This lease can be terminated with one-year advance written notice. This lease was amended in October 2022 to reduce the Company’s leased area to 21,014 square feet. Additionally, pursuant to the amendment in October 2022, the Company and Sanford Health agreed for the period of October 2022 to September 2023, the Company’s obligation to pay the Annual Rent shall be abated and not required to be paid when normally due (the “Abated Rent”). In exchange for the Abated Rent, effective October 1, 2022, the Company issued Sanford Health an 8% unsecured, convertible promissory note (see Note 9, Notes Payable for further discussion). The October 2022 amendment was accounted for as a lease modification under ASC 842 - Leases and the right-of-use asset and lease liability were remeasured at the modification date of October 1, 2022. The October 2022 lease amendment reduced the lease payment to approximately $45 thousand per month through 2023 and approximately $46 thousand per month through September 2024. The lease does not provide an implicit rate, and, therefore, the Company used an IBR of 6.92% as the discount rate when measuring the operating lease liability. The operating lease does not include an option to extend beyond the life of the current term. In September 2024, the original lease ended, and the Company entered into a short-term lease for the same facility until January 30, 2025. On January 30, 2025, the Company entered into a lease agreement with Sanford Health with an initial five-year term ending December 31, 2029 (see Note 20, Subsequent Events for further information). The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

The Company entered into a lease for office, laboratory, and warehouse space in November 2020, which was amended in July 2022 to add additional administrative and lab space. This amended lease has a 3-year term, with options to extend for 3 additional periods of 3 years each. The options were not included in the right of use calculation as it was unclear as to whether or not the location will meet the Company’s requirements beyond the next three years. The July 2022 amendment was accounted for as a separate contract under ASC 842 – Leases. This lease was renewed in November 2023. The lease costs are $36 thousand, $3 thousand, and $31 thousand per month for the original leased space on November 2020, the amendment on July 2022, and the November 2023 lease renewal, respectively. The Company used an IBR of 4.69%, 6.60%, and 8.14% as the discount rates when measuring the operating lease liability for the original leased space on November 2022, the amendment in July 2022, and the November 2023 lease renewal, respectively. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of December 31, 2024 and 2023 are:

	December 31, 2024		December 31, 2023
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	2.85	13.92	2.23	14.92
Weighted-average discount rate (percentage)	7.76%	7.72%	7.83%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2024:

	Operating	Finance
2025	$452,135	$401,496
2026	393,349	401,496
2027	86,721	401,496
2028	90,190	401,496
2029	57,761	401,496
Thereafter	—	3,580,006
Undiscounted future minimum lease payments	1,080,156	5,587,486
Less: Amount representing interest payments	(105,578)	(2,169,004)
Total lease liabilities	974,578	3,418,482
Less current portion	(393,430)	(142,563)
Noncurrent lease liabilities	$581,148	$3,275,919

Operating lease expense was approximately $0.8 million and $1.0 million, respectively, for the years ended December 31, 2024 and 2023. Operating lease costs for the year ended December 31, 2024 were approximately $0.7 million in research and development and $0.1 million in general and administrative expenses on the consolidated statement of operations. Operating lease costs are included within research and development expenses on the consolidated statement of operations for the year ended December 31, 2023.

Finance lease costs for the years ended December 31, 2024 and 2023 included approximately $0.1 million and $0.1 million respectively, in right-of-use asset amortization and approximately $0.3 million and $0.3 million, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $0.8 million and $0.4 million, respectively, for the year ended December 31, 2024. Cash payments under operating and finance leases were approximately $0.6 million and $0.4 million, respectively, for the year ended December 31, 2023.

Short-term lease costs were approximately $0.1 million and variable lease costs were approximately $0.1 million for the year ended December 31, 2024. The Company incurred no short-term lease costs for the year ended December 31, 2023 and the variable lease cost was insignificant for the year ended December 31, 2023.

(8) Accrued Expenses and Other Current Liabilities

As of December 31, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Payroll and employee-related costs	$4,170,381	$3,400,308
Accrued research and development expenses	237,164	480,435
Accrued legal fees	42,159	907,816
Accrued financing fees payable	479,250	1,461,149
Accrued interest	22,443	77,995
Other accrued expenses	521,639	364,478
	$5,473,036	$6,692,181

(9) Notes Payable

As of December 31, 2024 and 2023, notes payable was as follows:

	December 31, 2024	December 31, 2023
Insurance financing note payable	$275,849	$509,205
8% Unsecured Convertible Note	—	541,644
Total notes payable	275,849	1,050,849
Less: notes payable - current portion	275,849	1,050,849
Notes payable, noncurrent	$—	$—

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

The Company repaid the Principal of $542 thousand and total accrued interest of $87 thousand during the year ended December 31, 2024.

Insurance Financing Note

The Company obtained financing for certain Director & Officer liability insurance policy premiums. For the year ended December 31, 2024, the agreement assigns AFCO Direct as the lender a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

For the year ended December 31, 2023, the Company entered into a similar agreement with First Insurance Funding. This agreement also assigned First Insurance Funding a first priority lien on the security interest in the financed policies and associated rights.

The total premiums, taxes, and fees financed under the current insurance financing agreement are approximately $516 thousand, for AFCO Direct with an annual interest rate of 7.37%. In consideration of the premium payment by the AFCO Direct to the insurance companies or the Agent or Broker (as defined in the agreement with the lender), the Company unconditionally promises to pay the lender the amount financed plus interest and other charges permitted under the agreement. At December 31, 2024, and 2023, the Company recognized approximately $276 thousand and $509 thousand, respectively, as an insurance financing note payable in our consolidated balance sheets. The Company incurred $17 thousand and $22 thousand of interest expense related to the insurance financing note for the years ended December 31, 2024 and 2023, respectively. Our current insurance financing agreement is being repaid through installment payments, with the final payment scheduled for September 22, 2025.

During the year ended December 31, 2024, the Company also made payments on a prior insurance financing agreement, which had an original principal balance of $765 thousand with an annual interest rate of 7.96%. This prior agreement was fully repaid, with the final installment made on September 22, 2024.

(10) Stockholder's Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Series A Preferred Stock

On September 29, 2023, the Company entered into a securities purchase agreement (the “September 2023 Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “September 2023 Offering”), (i) 7,500 shares of convertible Series A-1 Preferred Stock, par value $0.0001 per share, for an aggregate offering price of $7.5 million (the “Series A-1 Preferred Stock”), (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, par value $0.0001 per share, for an aggregate exercise price of $70.5 million (the “Series A-3 Preferred Stock”), (iii) tranche B warrants to acquire shares of Series A-3 Preferred Stock, par value $0.0001 per share, for an aggregate exercise price of $52.0 million (the “Preferred Tranche B Warrants”), and (iv) tranche C warrants to purchase Series A-3 Preferred Stock, par value $0.0001 per share, for an aggregate exercise price of $130.0 million (the “Preferred Tranche C Warrants” and together with the Preferred Tranche A Warrants, and Preferred Tranche B Warrants, the “Preferred Warrants” and the shares underlying the Preferred Warrants, the “Preferred Warrant Shares”). The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Series A-3 Preferred Stock are collectively referred to in this section as the “Series A Preferred Stock.”

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

The Company recorded $7.5 million in gross proceeds associated with the initial issuance of the September 2023 Offering whereby the Company issued 7,500 shares of convertible Series A-1 preferred stock the Preferred Warrants. The Company estimated the initial value of the warrants to be $10.9 million. Since the warrants are classified as liabilities, the initial amount recorded as the warrant liability was equal to the estimated fair value of the warrants. Since the fair value of these warrants exceeded the equity proceeds, the entire amount of proceeds were allocated to the warrants and the remaining value allocated to the warrants resulted in a $3.4 million loss on the issuance of the Series A Preferred Stock.

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

In connection with the September 2023 Offering, the Company issued an aggregate of 67,154 shares of convertible Series A-1 Preferred Stock. Following shareholder approval of the September 2023 Offering and pursuant to the Certificate of Designation, 24,918 shares of convertible Series A-1 Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock, and the remaining 42,236 shares of convertible Series A-1 Preferred Stock were converted into an aggregate of 42,236 shares of convertible Series A-2 Preferred Stock. During the twelve months ended December 31, 2024, 217 shares of Series A-2 Convertible Preferred Stock were converted into an aggregate of 34,445 shares of common stock.

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

Sales Agreement

As previously disclosed, on January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as the Company’s sales agent. For the year and quarter ended December 31, 2024, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement, and up to $20,000,000 remains to be sold under the Sales Agreement.

(11) Stock-based Compensation

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of December 31, 2024, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 426,790 shares of common stock available for grant and 301,860 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At of the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of Shares of Common Stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional Shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares (the “Annaul Increase”). In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 and increased the Annaul Increase from 2% to 5% (the “2021 Plan Amendment”). As of December 31, 2024, there were 5,464,475 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan, with 2,767,023 shares of common stock available for grant and 2,697,452 shares of common stock underlying outstanding grants.

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during either the twelve months ended December 31, 2024 and 2023, and no stock-based compensation expense was recognized. As of December 31, 2024, 100,000 shares remained available for future issuance.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the years ended December 31, 2024 and 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2023	1,009,519	$15.01	6.19	$664,967
Granted	2,429,955	$3.99
Forfeited	(248,981)	$6.44
Exercised	(3,780)	$5.40
Expired	(218,763)	$10.54
Outstanding options, December 31, 2024	2,967,950	$7.05	8.64	$1,186,052
Options vested and exercisable, December 31, 2024	615,122	$18.34	6.24	$—

Total unrecognized compensation cost related to non-vested stock options as of December 31, 2024 was approximately $6.3 million and is expected to be recognized within future operating results over a weighted-average period of 3.07 years.

The weighted average grant date fair value of options granted during the years ended December 31, 2024 and 2023, was $2.99 and $4.93 per share, respectively. During the years ended December 31, 2024 and 2023, 307,317 options vested with a fair value totaling $1.8 million and 111,714 options vested with a fair value totaling $2.3 million, respectively.

The estimated fair value of stock options granted to employees and consultants for the years ended December 31, 2024 and 2023, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Year Ended December 31,
	2024	2023
Expected volatility	89.9 - 104.0%	80.2 - 85.9%
Weighted-average volatility	96.1%	82.7%
Expected dividends	—%	—%
Expected term (in periods)	5.00 - 6.08	5.77 - 6.08
Risk-free rate	3.68 - 4.32%	3.50 - 4.67%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the year ended December 31, 2024 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2023	54,071	$10.16
Vested and unissued as of December 31, 2023	12,816	$17.46
Issuance of shares vested during the twelve months ended December 31, 2023	(12,816)	$17.46
Vested and issued during the twelve months ended December 31, 2024	(22,709)	$9.92
Unvested as of December 31, 2024	31,362	$10.33

At December 31, 2024, the Company had an aggregate of $0.3 million of unrecognized equity-based compensation related to restricted stock units outstanding. During the year ended December 31, 2024, 22,709 shares with a fair value of $0.2 million vested. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 1.86 years.

Stock-based compensation expense

Stock-based compensation expense for the December 31, 2024 and 2023 was as follows:

	For The Year Ended December 31,
	2024	2023
Research and development	$1,307,258	$619,487
General and administrative	1,634,538	1,804,233
Total	$2,941,796	$2,423,720

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

Each warrant will expire on the fifth anniversary of the Company's SPAC merger, which occurred on October 22, 2021. As a result, all outstanding warrants will expire on October 22, 2026, unless earlier exercised or redeemed in accordance with their terms. Once expired, the warrants will have no further value and will no longer be exercisable.

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

Each warrant will expire on the fifth anniversary of the Company's SPAC merger, which occurred on October 22, 2021. As a result, all outstanding warrants will expire on October 22, 2026, unless earlier exercised or redeemed in accordance with their terms. Once expired, the warrants will have no further value and will no longer be exercisable.

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

September 2023 Purchase Agreement Warrants

As of December 31, 2024, the Company had outstanding 42,846 Preferred Tranche B Warrants to acquire shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $42.85 million, and 107,115 Preferred Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

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

The following table summarizes warrant activity for the year ended December 31, 2024 and 2023:

	Outstanding December 31, 2023	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2024
Transaction
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Preferred Tranche B Warrants	42,846	—	—	—	42,846
Preferred Tranche C Warrants	107,115	—	—	—	107,115
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119

	Outstanding December 31, 2022	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2023
Transaction					—
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	—	30,000	—	—	30,000
Tranche A Warrants	—	70,500	59,654	10,846	—
Tranche B Warrants	—	52,000	—	9,154	42,846
Tranche C Warrants	—	130,000	—	22,885	107,115
Preferred PIPE Placement Agent Warrants	—	850,119	—	—	850,119

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheets as of December 31, 2024 and 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the years ended December 31, 2024 and 2023.

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

The key inputs into the valuations as of the December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Risk-free interest rate	4.19%	4.03%
Expected term remaining (periods)	1.81	2.81
Implied volatility	160.9%	85.0%
Closing common stock price on the measurement date	$3.79	$6.90

Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Preferred Warrant. As a result, the Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheets as of December 31, 2024 and 2023. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the years ended December 31, 2024 and 2023.

The Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Tranche A Warrant as of the Initial Issuance Date was as follows:

October 3, 2023 Initial Measurement
Risk-free interest rate (1)	5.58%
Expected term remaining (periods) (1)	0.16
Implied volatility	65.0%
Underlying Stock Price (Preferred Series A)	$546.30
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations account for various potential dates for the public announcement of the comprehensive data set from the Sanofi S.A. Protect trial, spanning from mid-October to December 15, 2023.

The key inputs utilized in determining the fair value of each Preferred Tranche B Warrants as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Risk-free interest rate (1)	3.93%	2.58%
Expected term remaining (periods) (1)	0.23	0.69
Implied volatility	75.0%	85.0%
Underlying Stock Price (Preferred Series A)	$309.37	$560.56

(2)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations, which take into account the various potential dates for the announcement of the SAB-142-101 data. This probability was estimated to be 45.0% as of December 31, 2023 and further reduced to 10.0% as of December 31, 2024. This adjustment percentage was driven by progress around enrollment for the ongoing clinical trial.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrants as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Risk-free interest rate (1)	4.32%	3.85%
Expected term remaining (periods) (1)	3.91	4.91
Implied volatility	95.0%	85.0%
Underlying Stock Price (Preferred Series A)	$309.37	$560.56

(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should the Company’s intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The estimated probability that dissolution does not occur was 38.5% and 25.0% as of December 31, 2024 and 2023, respectively.

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2024 and 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2024
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$3,460,221	$3,460,221	$—	$—
U.S. treasury securities	3,248,959	3,248,959	—	—
Short-term investments
Mutual funds	5,638,567	5,638,567	—	—
U.S. treasury securities	6,224,179	6,224,179	—	—
Liabilities:
Public Warrant liability	$432,975	$432,975	$—
Private Placement Warrant liability	15,708	—	—	15,708
Preferred Warrants	5,940,543	—	—	5,940,543

	As of December 31, 2023
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Public Warrant liability	$172,500	$172,500	$—	$—
Private Placement Warrant liability	6,258	—	—	6,258
Preferred Warrants	11,595,477	—	—	11,595,477

The following table provides a summary of changes in Level 3 fair value measurements for the Private Placement Warrant Liability:

Balance, December 31, 2023	$6,258
Change in fair value of Private Placement Warrant liability	9,450
Balance, December 31, 2024	$15,708

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2023	$11,595,477
Change in fair value of the Preferred Warrant liabilities	(5,654,934)
Balance, December 31, 2024	$5,940,543

As of December 31, 2024 and 2023, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, accounts payable, notes payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Investments

The fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	6,223,532	1,306	(659)	6,224,179
Total	6,223,532	1,306	(659)	6,224,179

There was one security in an unrealized loss position at December 31, 2024, all of which have been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s available-for-sale debt securities as of December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery. Gross realized gains and losses on the sale of short-term investments are included in other income in the Company’s consolidated statements of operations and comprehensive loss. The Company had realized gains and losses of less than $1 thousand, respectively, for the year ended December 31, 2024. These amounts are included in other income (expense) in the consolidated statements of operations.

During twelve months ended December 31, 2024, the Company recognized total net gains and losses on equity securities of $26 thousand, comprising of $53 thousand of unrealized gains on securities still held as of year-end and $26 thousand of realized losses on securities sold during the period. These amounts are included in other income (expense) in the consolidated statements of operations. No gains or losses on equity investments were recognized or realized for the year ended December 31, 2023.

Accrued interest receivable, related to the above investment securities amounted to $55 thousand for the year ended December 31, 2024 and are included within accrued interest receivable on the consolidated balance sheet. There were no interest receivables as of December 31, 2023.

(15) Income Taxes

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Tax Carryforwards	$14,680,968	$10,270,136
Compensation Accruals	2,911,154	2,308,984
Amortizable R&D Intangibles	11,202,249	8,308,095
Other Deferred Tax Assets	927,686	1,189,854
Total deferred tax assets	29,722,057	22,077,069
Less valuation allowance	(27,853,819)	(19,221,678)
Total deferred tax assets	1,868,238	2,855,391
Deferred tax liabilities:
PPE	$1,697,673	$2,579,641
Other Deferred Tax Liabilities	170,565	275,750
Total deferred tax liabilities	1,868,238	2,855,391
Net deferred tax asset (liability)	$—	$—

The reconciliation between the Company’s effective tax rate and the statutory tax rate of 21% includes the following significant items: changes in the valuation allowance and permanent items including the change in fair value of warrant liabilities and equity issuance costs. The rate reconciliation was as follows:

	December 31, 2024		December 31, 2023
Rate reconciliation:
Net loss before tax	$(34,105,309)		$(42,193,786)

Federal income tax at statutory	$(7,162,115)	21.00%	$(8,855,146)	21.00%
Equity raise	(1,130,852)	3.30%	2,757,162	(6.54)%
Research and development credit RTP	-	—%	(340,760)	0.81%
Other permanent items	(339,174)	0.89%	(452,455)	1.07%
Valuation allowance	8,632,141	(25.19)%	6,891,199	(16.34)%
	$—	—%	$—	—%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not fully realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $8.6 million and increased by approximately $6.9 million, respectively, for the years ended December 31, 2024 and 2023.

As of December 31, 2024, the Company had approximately $59.9 million of federal net operating losses, which were generated after December 31, 2017 and can be carried forward indefinitely under the Tax Act and may generally be used to offset up to 80% of future taxable income. In addition, the Company had federal tax credit carryforwards of approximately $2.0 million and approximately $1.7 million, respectively for years ended December 31, 2024 and 2023 which are available to reduce future federal income taxes through 2043.

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

U.S. GAAP provides that the tax effects from uncertain tax positions can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2024 and 2023, there were no uncertain tax provisions. There was no interest or penalties related to income taxes for the years ended December 31, 2024 and 2023, and there was no accrued interest or penalties associated with uncertain tax positions as of December 31, 2024 and 2023.

The Company files tax returns as prescribed by the laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under the statute from 2020 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2017 through 2024 where net operating losses were generated and carried forward and make adjustments to the amount of the net operating loss carryforward amount. The Company is not currently under examination by federal or state jurisdictions.

(16) Related Party Transactions

For the years ended December 31, 2024 and 2023, there were no related party transactions with directors, executive officers, or beneficial owners of 5% or more of any class of the Company's voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(17) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $372 thousand and $278 thousand, for the years ended December 31, 2024 and 2023, respectively.

(18) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

(19) Segment Reporting

Operating segments are defined as components of the entity for which separate financial information is made available and that is regularly evaluated by the chief operating decision maker (CODM) in making decisions regarding resource allocation and assessing performance. The Company's CODM is its chief executive officer and the Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is focused on the development of a human anti-thymocyte globulin focused on preventing or delaying the progression of T1D.

The CODM assesses the Company's performance by reviewing GAAP operating expense and significant expenses by function along with the annual budget. The chief operating decision maker considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources.

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the twelve months ended December 31, 2024 and 2023 is included in the table below:

	Year Ended December 31,
	2024	2023
Direct research and development expenses
Research and development salaries and benefits	$8,048,062	$5,193,554
Clinical trial expense	4,169,487	809,678
Lab supplies and animal care	2,737,075	2,740,835
Lab services, consulting, and other direct research costs	7,295,739	1,471,879
Contract Manufacturing	—	386,983
Total direct research and development expenses	22,250,363	10,602,929
Indirect research and development expenses	6,694,046	5,292,590
Share based compensation (research and development)	1,307,258	619,486
Total research and development expense	30,251,667	16,515,005
General and administrative expense
Administrative payroll	6,563,608	6,614,660
Professional fees and travel	1,515,131	10,647,419
Insurance, office expense, and other administrative expenses	4,267,987	4,732,994
Share based compensation (general and administrative)	1,634,537	1,804,233
Total general and administrative expenses	13,981,263	23,799,306
Total operating expense	$44,232,930	$40,314,311

The measure of segment assets is reported on the Consolidated Balance Sheets as Cash and cash equivalents and Short-term investments.

Long-lived assets are reported on the Consolidated Balance Sheets as Property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

(20) Subsequent Events

On January 30, 2025, the Company entered into a new lease agreement with Sanford Health for the same facility it previously leased under an agreement that expired on December 31, 2024. The new lease is effective January 1, 2025, and provides for a lease area of 21,014 square feet with an initial five-year term ending on December 31, 2029. Under the terms of the lease, annual rent for the leased premises is approximately $602 thousand, payable in equal monthly installments.