Form 10-Q
period 2025-03-31
SAB Biotherapeutics, Inc.
filed 2025-05-09
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 9,291,697 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$5,640,367	$8,897,966
Short-term investments	7,209,999	11,862,746
Accrued interest receivable	21,386	54,955
Prepaid expenses and other current assets	3,424,957	2,976,562
Total current assets	16,296,709	23,792,229
Deferred issuance cost	261,105	261,105
Long-term prepaid assets	188,689	220,997
Operating lease right-of-use assets	3,201,514	970,294
Financing lease right-of-use assets	3,561,129	3,582,835
Property, plant and equipment, net	14,610,916	15,368,009
Total assets	$38,120,062	$44,195,469
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$138,554	$275,849
Accounts payable	2,520,390	1,694,722
Accrued expenses and other current liabilities	6,055,716	5,473,036
Operating lease liabilities, current portion	793,360	393,430
Finance lease liabilities, current portion	145,333	142,563
Total current liabilities	9,653,353	7,979,600
Operating lease liabilities, noncurrent	2,467,223	581,148
Finance lease liabilities, noncurrent	3,238,531	3,275,919
Warrant liabilities	1,353,456	6,389,226
Total liabilities	16,712,563	18,225,893
Commitments and contingencies (Note 18)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 42,019 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5	5
Common stock; $0.0001 par value; 800,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 9,346,362 and 9,343,533 shares issued at March 31, 2025 and December 31, 2024, respectively, and 9,291,697 and 9,288,868 outstanding at March 31, 2025 and December 31, 2024, respectively	936	935
Treasury stock, at cost; 54,665 shares held at March 31, 2025 and December 31, 2024, respectively	(5,521,246)	(5,521,246)
Additional paid-in capital	156,405,020	155,794,142
Accumulated other comprehensive loss	(111,593)	(135,410)
Accumulated deficit	(129,365,623)	(124,168,850)
Total stockholders’ equity	21,407,499	25,969,576
Total liabilities and stockholders’ equity	$38,120,062	$44,195,469

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended March 31,
	2025	2024
Revenue
Grant revenue	$—	$944,575
Total revenue	—	944,575
Operating expenses
Research and development	7,657,321	8,146,070
General and administrative	3,114,781	4,189,121
Total operating expenses	10,772,102	12,335,191
Loss from operations	(10,772,102)	(11,390,616)
Other income (expense)
Changes in fair value of warrant liabilities	5,035,769	5,468,219
Interest expense	(69,565)	(76,371)
Interest income	62,498	497,893
Other income	546,627	475,130
Total other income	5,575,329	6,364,871
Net loss	$(5,196,773)	$(5,025,745)
Other comprehensive income (loss):
Unrealized loss, change in fair value of available-for-sale securities, net of tax	$(975)	$(56,061)
Foreign currency translation	24,792	(33,807)
Total comprehensive loss	$(5,172,956)	$(5,115,613)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(0.56)	$(0.54)
Weighted-average common shares outstanding – basic and diluted	9,291,641	9,241,940

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock		Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	9,280,159	$929	42,236	$5	$152,856,874	(54,665)	$(5,521,246)	$(90,063,541)	$26,420	$57,299,441
Stock-based compensation	—	—	—	—	617,445	—	—	—	—	617,445
Issuance of common stock for exercise of stock options	3,780	—	—	—	20,412	—	—	—	—	20,412
Net loss	—	—	—	—	—	—	—	(5,025,745)	—	(5,025,745)
Foreign currency translation	—	—	—	—	—	—	—	—	(33,807)	(33,807)
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	(56,061)	(56,061)
Balance at March 31, 2024	9,283,939	$929	42,236	$5	$153,494,731	(54,665)	$(5,521,246)	$(95,089,286)	$(63,448)	$52,821,685
Balance at December 31, 2024	9,343,533	$935	42,019	$5	$155,794,142	(54,665)	$(5,521,246)	$(124,168,850)	$(135,410)	$25,969,576
Stock-based compensation	—	—	—	—	612,951	—	—	—	—	612,951
Issuance of common stock pursuant to vesting of restricted stock units	2,829	1	—	—	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	(2,072)	—	—	—	—	(2,072)
Net loss	—	—	—	—	—	—	—	(5,196,773)	—	(5,196,773)
Foreign currency translation	—	—	—	—	—	—	—	—	24,792	24,792
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	(975)	(975)
Balance at March 31, 2025	9,346,362	$936	42,019	$5	$156,405,020	(54,665)	$(5,521,246)	$(129,365,623)	$(111,593)	$21,407,499

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,196,773)	$(5,025,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	756,595	1,963,040
Amortization of finance right-of-use assets	21,706	21,706
Stock-based compensation expense	612,951	617,445
Net realized and unrealized gain on equity securities	(961)	—
Changes in fair value of warrant liabilities	(5,035,769)	(5,468,219)
Accretion of discounts on short-term investments	(19,489)	(83,994)
Changes in operating assets and liabilities
Accrued interest receivable	33,569	(193,232)
Prepaid expenses and other current assets	(291,075)	(289,541)
Operating lease right-of-use assets and liabilities, net	54,785	(10,403)
Accounts payable	684,171	243,357
Deferred grant income	—	(944,575)
Accrued expense and other current liabilities	583,073	(1,579,848)
Net cash used in operating activities	(7,797,217)	(10,750,009)

Cash flows from investing activities:
Proceeds from the sale of equipment	500	—
Purchases of equipment	—	(129,074)
Purchases of investment securities	(70,905)	(31,230,133)
Sales and maturities of investments	4,741,508	—
Net cash provided by (used in) investing activities	4,671,103	(31,359,207)

Cash flows from financing activities:
Payment of deferred issuance costs	—	(167,393)
Principal payments of notes payable	(137,295)	(215,382)
Principal payments on finance leases	(34,618)	(32,055)
Proceeds from exercise of stock options	—	20,412
Tax payments for share settlement of restricted stock units	(2,072)	—
Net cash used in financing activities	(173,985)	(394,418)

Effect of exchange rate changes on cash and cash equivalents	42,500	(28,270)

Net decrease in cash and cash equivalents	(3,257,599)	(42,531,904)
Cash and cash equivalents
Beginning of period	8,897,966	56,566,066
End of period	$5,640,367	$14,034,162
Supplemental cash flow information:
Cash paid for interest	$70,011	$66,163

Supplemental information on non-cash investing and finance activities:
Deferred issuance costs included in accounts payable and accrued expenses	$—	$68,712
Right-of-use assets obtained in exchange for operating lease liabilities	$2,422,191	$—

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced net losses, negative cash flows from operations and, as of March 31, 2025, had an accumulated deficit of $129.4 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

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

The Company currently expects that its cash and cash equivalents of $5.6 million and short-term investments of $7.2 million as of March 31, 2025 will not be sufficient to fund its operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There have been no adjustments made to these financial statements as a result of uncertainty.

(2) Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

The Company accounts for warrants to purchase its common stock par value of $0.0001 per share (its “common stock”) pursuant to Accounting Standards Codification (“ASC”) Topic 470, Debt (“ASC 470”), and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 13, Fair Value Measurements) and any changes in fair value are reflected in other income (expense). The warrants classified as equity are reported at their estimated relative fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 12, Warrants.

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

As of March 31, 2025 and December 31, 2024, the Company had $261 thousand in deferred issuance costs related to the Company’s sales agreement with Cantor Fitzgerald & Co. The sales agreement is discussed further in Note 10, Stockholders’ Equity.

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

At March 31, 2025, the Company’s short-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days and investments in exchange traded mutual funds. The Company classifies these securities as current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

The Company recognizes the change in fair value of available-for-sale equity securities within other income in the condensed consolidated statements of operations and comprehensive loss, and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss.

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

The Company did not recognize any credit losses on its short-term investments during the three months ended March 31, 2025 and 2024.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2025 and 2024.

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

During the three months ended March 31, 2025 and 2024, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material changes in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three months ended March 31, 2025 and 2024, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three months ended March 31, 2025 and 2024.

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

Income taxes

Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company’s assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance, to reflect realizable value, and all deferred tax balances are reported as long-term on the condensed consolidated balance sheets. Accruals are maintained for uncertain tax positions, as necessary.

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

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net loss and are included in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive loss for the three months ended March 31, 2025 and 2024 consist of net loss, foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities.

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

(3) New accounting standards

Recently-adopted standards

In November 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company discloses its income tax rate reconciliation in its annual consolidated financial statements only and does not expect the adoption to have a material impact on its consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220)”. ASU 2024-03 requires additional disclosure in the notes to financial statements of specified information about certain expenses such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation and other expenses which are presented in the face of the income statement within continuing operations. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and disclosures.

(4) Revenue

Government grants

There was no revenue recognized for the three months ended March 31, 2025. Total revenue recognized from government grants was approximately $0.9 million for the three months ended March 31, 2024. The Company had various grants from the US Department of Defense that terminated in 2022. The Company satisfied all obligations under these arrangements as of December 31, 2024.

(5) Earnings per share

Since the Company reported a net loss for the three months ended March 31, 2025 and 2024, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the three months ended March 31, 2025 and 2024, as the potential dilutive securities are anti-dilutive.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2025 and 2024:

	For The Three Months Ended March 31,
	2025	2024
Calculation of basic and diluted loss per share attributable to the Company’s shareholders
Net loss attributable to the Company’s shareholders	$(5,196,773)	$(5,025,745)
Weighted-average common shares outstanding – basic and diluted	9,291,641	9,241,940
Net loss per share, basic and diluted	$(0.56)	$(0.54)

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

	For The Three Months Ended March 31,
	2025	2024
Stock options and awards	2,983,234	10,435
Convertible Debt	—	40,438
Common Stock Warrants (1)	2,233,407	2,233,407
Series A Preferred Stock (2)	6,669,742	6,704,127
Preferred Stock Warrants (3)	17,002,381	23,803,334
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	29,039,570	32,942,547
(1)
Contained within common stock warrants are the 575,000 shares of common stock underlying public warrants (the “Public Warrants”), 20,860 shares of common stock underlying warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 30,000 shares underlying warrants held by Ladenburg Thalmann & Co. Inc. (the “Ladenburg Warrants”), 736,337 shares underlying warrants issued to the investors in the December 2022 Private Placement (the “the PIPE Warrants”), 21,091 shares underlying warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 shares underlying the Preferred PIPE Placement Agent Warrants issued to the placement agent in the September 2023 Offering. See Note 12, Warrants for further details on the Company’s outstanding warrants.
(2)
Represents 6,669,742 shares of common stock underlying 42,019 and 42,236 issued, outstanding, and convertible shares of Series A-2 Preferred Stock for the three months ended March 31, 2025 and 2024, respectively. See Note 10, Stockholders’ Equity for further details on the Company’s preferred stock.

(3)
Represents 17,002,381 shares of common stock underlying 107,115 outstanding Preferred Tranche C Warrants (as defined below). See Note 12, Warrants for further details on the Company’s outstanding warrants.

(6) Property, plant and equipment

As of March 31, 2025 and December 31, 2024, the Company’s property, plant and equipment was as follows:

	March 31, 2025	December 31, 2024
Laboratory equipment (1)	$11,344,007	$11,344,007
Animal facility leasehold improvements	8,357,667	8,357,667
Animal facility equipment	1,188,854	1,188,854
Leasehold improvements (1)	7,064,721	7,064,721
Vehicles	201,590	208,453
Office furniture and equipment (1)	1,778,231	1,778,231
Total Property, plant and equipment, gross	29,935,070	29,941,933
Less: accumulated depreciation and amortization	(15,324,154)	(14,573,924)
Property, plant and equipment, net	$14,610,916	$15,368,009

Depreciation and amortization expense was $0.8 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

(7) Leases

The Company has an operating lease for lab space from Sanford Health, under a lease that started in June 2014 and initially ended in June 2019, at which time the lease was extended through August 2024. This lease was renewed in January 2025 for a five-year-term ending on December 31, 2029. This lease can be terminated with one-year advance written notice and does not include an option to extend beyond the life of the current term. The lease costs are approximately $50 thousand per month through 2025, with an annual increase of 2% through 2029. The lease does not provide an implicit rate, and, therefore, the Company used an IBR of 9.90% as the discount rate when measuring the operating lease liability. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of March 31, 2025 and December 31, 2024 are:

	March 31, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	4.19	13.67	2.85	13.92
Weighted-average discount rate (percentage)	9.37%	7.72%	7.76%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2025:

	Operating	Finance
2025 - remaining	$790,654	$301,123
2026	1,007,018	401,496
2027	712,653	401,496
2028	728,650	401,496
2029	708,989	401,496
Thereafter	—	3,580,006
Undiscounted future minimum lease payments	3,947,964	5,487,113
Less: Amount representing interest payments	(687,381)	(2,103,249)
Total lease liabilities	3,260,583	3,383,864
Less current portion	(793,360)	(145,333)
Noncurrent lease liabilities	$2,467,223	$3,238,531

Operating lease expense was approximately $268 thousand and $221 thousand for the three months ended March 31, 2025 and 2024, respectively. Operating lease costs are included within research and development expenses on the condensed consolidated statements of operations.

Finance lease costs for the three months ended March 31, 2025 included approximately $22 thousand in right-of-use asset amortization and approximately $66 thousand of interest expense. Finance lease costs for the three months ended March 31, 2024 included approximately $22 thousand in right-of-use-asset amortization and approximately $68 thousand of interest expense. Finance lease costs are included within research and development expenses on the condensed consolidated statements of operations.

Cash payments under operating leases were approximately $213 thousand and $231 thousand for the three months ended March 31, 2025 and 2024, respectively. Cash payments under finance leases were approximately $100 thousand and $100 thousand for the three months ended March 31, 2025 and 2024, respectively.

(8) Accrued Expenses and Other Current Liabilities

As of March 31, 2025 and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Payroll and employee-related costs	$4,002,376	$4,170,381
Accrued research and development expenses	743,100	237,164
Accrued legal fees	191,725	42,159
Accrued financing fees payable	479,250	479,250
Accrued interest	21,997	22,443
Other accrued expenses	617,268	521,639
	$6,055,716	$5,473,036

(9) Notes Payable

Insurance Financing Note

We obtained financing for certain Director & Officer liability insurance policy premiums. In 2024, we entered into an agreement that assigned to AFCO Direct (the “Lender”) a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

The total premiums, taxes, and fees financed under the current insurance financing agreement are approximately $516 thousand for AFCO Direct, with an annual interest rate of 7.37%. In consideration of the premium payment by the Lender to the insurance companies or the Agent or Broker (as defined in the agreement with the Lender), we unconditionally promise to pay the Lender the amount financed plus interest and other charges permitted under the agreement.

At March 31, 2025 and December 31, 2024, we recognized approximately $139 thousand and $276 thousand, respectively, as an insurance financing note payable in our condensed consolidated balance sheets. We incurred $4 thousand and $8 thousand of interest expense related to the insurance financing note for the three months ended March 31, 2025 and 2024, respectively. Our current insurance financing agreement is being repaid through installment payments, with the final payment scheduled for September 22, 2025.

In 2023, we entered into an agreement with First Insurance Funding, which assigned them a first-priority lien on the security interest in the financed policies and associated rights. During the three months ended March 31, 2024, we made payments on the prior insurance financing agreement with First Insurance Funding with an original principal balance of $765 thousand and an annual interest rate of 7.96%. This prior agreement, structured with similar lien and collateral terms, was fully repaid upon the final installment on September 22, 2024.

(10) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock.

Series A Preferred Stock and Warrants

On September 29, 2023, the Company entered into a securities purchase agreement (the “September 2023 Purchase Agreement”) with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement (the “September 2023 Offering”), (i) 7,500 shares of Series A-1 Convertible Preferred Stock, par value $0.0001 per share (the “Series A-1 Preferred Stock”), (ii) tranche A warrants (the “Preferred Tranche A Warrants”) to acquire shares of Series A-1 Preferred Stock or Series A-3 Preferred Stock, par value $0.0001 per share, (iii) tranche B warrants to acquire shares of Series A-3 Preferred Stock, par value $0.0001 per share (the “Preferred Tranche B Warrants”), and (iv) tranche C warrants to purchase Series A-3 Preferred Stock, par value $0.0001 per share (the “Preferred Tranche C Warrants” and together with the Preferred Tranche A Warrants, and Preferred Tranche B Warrants, the “Preferred Warrants”). The Series A-1 Preferred Stock, Series A-2 Preferred Stock, and Series A-3 Preferred Stock are collectively referred to in this section as the “Series A Preferred Stock.”

During the fourth quarter of 2023, holders exercised Preferred Tranche A Warrants to purchase an aggregate of 59,654 shares of Series A-1 Preferred Stock for gross proceeds of approximately $59.65 million. Unexercised Preferred Tranche A Warrants, together with the associated Tranche B Warrants, were forfeited or cancelled in accordance with the terms of the September 2023 Purchase Agreement. Preferred Tranche C Warrants remain outstanding and exercisable until the five (5) year anniversary of their exercisability date.

The Company issued an aggregate of 67,154 shares of Series A-1 Preferred Stock in connection with the September 2023 Offering and the exercise of the Preferred Tranche A Warrants.

Following receipt of required stockholder approval, 24,918 shares of Series A-1 Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock at a conversion price of $6.30 per share (approximately 158.8 shares of common stock for each share of Series A-1 Preferred Stock). The remaining 42,236 shares of Series A-1 Preferred Stock were converted into an equal number of shares of Series A-2 Preferred Stock, which are convertible into common stock at the same conversion price of $6.30 per share, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). During the twelve months ended December 31, 2024, 217 shares of Series A-2 Preferred Stock were converted into 34,445 shares of common stock.

Holders of Series A Preferred Stock are entitled to receive dividends on an as-converted-to-common-stock basis and to vote together with holders of common stock, subject to a beneficial ownership blocker of either 4.99% or 9.99%, as elected by each holder.

For additional information regarding the Company’s outstanding warrants, refer to Note 12, Warrants.

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

Sales Agreement

On January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as the Company’s sales agent. For the period ended March 31, 2025, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement, and up to $20,000,000 remains to be sold under the Sales Agreement.

Reverse Stock Split

On January 5, 2024, the Company consummated a 1-for-10 reverse split of the Company’s common stock (the “Reverse Stock Split”).

(11) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of March 31, 2025, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 429,951 shares of common stock available for grant and 298,699 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At of the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares (the “Annual Increase”). In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 and increased the Annual Increase from 2% to 5% (the “2021 Plan Amendment”). As of March 31, 2025, there were 5,460,292 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan, with 2,775,757 shares of common stock available for grant and 2,684,535 shares of common stock underlying outstanding grants.

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during either the three months ended March 31, 2025 and 2024, and no stock-based compensation expense was recognized. As of March 31, 2025, 100,000 shares remained available for future issuance.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2024	2,967,950	$7.05	8.64	$1,186,052
Expired	(11,895)	$17.22
Outstanding options, March 31, 2025	2,956,055	$7.01	8.43	$—
Options vested and exercisable, March 31, 2025	888,287	$14.17	6.97	$—

Total unrecognized compensation cost related to non-vested stock options as of March 31, 2025 was approximately $5.7 million and is expected to be recognized within future operating results over a weighted-average period of 2.83 years.

There were no stock options granted during the three months ended March 31, 2025. During the three months ended March 31, 2025, 285,060 options vested with a fair value totaling $1.1 million.

The weighted average grant date fair value of options granted during the three months ended March 31, 2024, was $3.94 per share. During the three months ended March 31, 2024, 76,763 options vested with a fair value totaling $0.6 million.

The estimated fair value of stock options granted to employees and consultants during the three months ended March 31, 2025 and 2024, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Three Months Ended March 31,
	2025		2024
Expected volatility	*	%	89.9 - 90.4%
Weighted-average volatility	*	%	89.9%
Expected dividends	*	%	—%
Expected term (in periods)	*		5.73 - 6.08
Risk-free rate	*	%	4.26 - 4.32%

* No options were granted during the three months ended March 31, 2025.

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2025 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	31,362	$10.33
Vested and issued	(4,183)	$11.55
Unvested as of March 31, 2025	27,179	$10.15

At March 31, 2025, the Company had an aggregate of $260 thousand of unrecognized equity-based compensation related to restricted stock units outstanding. During the three months ended March 31, 2025, 4,183 shares with a fair value of $48 thousand vested. Of the 4,183 restricted stock units issued, 1,354 units were returned to the Company in exchange for the Company for paying the payroll withholding taxes. For the three months ended March 31, 2025, restricted stock units of 2,829, net, were issued. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 1.63 years.

Stock-based compensation expense

Stock-based compensation expense for the three months ended March 31, 2025 and 2024 was as follows:

	For The Three Months Ended March 31,
	2025	2024
Research and development	$332,289	$216,351
General and administrative	280,662	401,094
Total	$612,951	$617,445

(12) Warrants

Public Warrants

Each whole Public Warrant entitles the holder to purchase one share of the Company's common stock at a price of $115.00 per share (as adjusted following the Reverse Stock Split), subject to adjustment as discussed herein.

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

Each warrant will expire on the fifth anniversary of the Business Combination, which occurred on October 22, 2021. As a result, all outstanding warrants will expire on October 22, 2026, unless earlier exercised or redeemed in accordance with their terms. Once expired, the warrants will have no further value and will no longer be exercisable.

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

Each warrant will expire on the fifth anniversary of the Business Combination, which occurred on October 22, 2021. As a result, all outstanding warrants will expire on October 22, 2026, unless earlier exercised or redeemed in accordance with their terms. Once expired, the warrants will have no further value and will no longer be exercisable.

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

September 2023 Purchase Agreement Warrants

As of March 31, 2025, the Company had outstanding 107,115 Preferred Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

The Preferred Tranche C Warrants were classified as derivative liabilities because they are redeemable for cash upon occurrence of a Fundamental Transaction, (as defined in the Forms for such warrants), which may be outside the control of the Company.

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

The following table summarizes warrant activity for the three months ended March 31, 2025 and 2024:

	Outstanding December 31, 2024	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding March 31, 2025
Transaction
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Preferred Tranche B Warrants (1)	42,846	—	—	42,846	—
Preferred Tranche C Warrants	107,115	—	—	—	107,115
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
(1)
On January 1, 2025, 42,846 Preferred Tranche B warrants expired, unexercised. The Company recognized a gain of $3 thousand in other income in our condensed consolidated statement of operations, representing the fair value of the warrants at expiration. The valuation as of December 31, 2024, was based on a risk-free interest rate of 3.93%, an expected remaining term of 0.23 periods, implied volatility of 75%, and an underlying stock price of $309.37.

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

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations for three months ended March 31, 2025 and 2024.

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

The key inputs into the valuations as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Risk-free interest rate	3.98%	4.19%
Expected term remaining (periods)	1.56	1.81
Implied volatility	212.3%	160.9%
Closing common stock price on the measurement date	$1.36	$3.79

Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Preferred Warrant. As a result, the Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024.

The Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrant as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Risk-free interest rate (1)	3.91%	4.32%
Expected term remaining (periods) (1)	3.66	3.91
Implied volatility	95.0%	95.0%
Underlying Stock Price (Preferred Series A)	$110.89	$309.37
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The probability was 38.5% as of March 31, 2025 and December 31, 2024.

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2025
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$4,088,334	$4,088,334	$—	$—
Short-term investments
Mutual funds	4,718,924	4,718,924	—	—
U.S. treasury securities	2,491,075	2,491,075	—	—
Liabilities:
Public Warrant liability	$200,675	$200,675	$—
Private Placement Warrant liability	7,280	—	—	7,280
Preferred Warrants	1,145,501	—	—	1,145,501

	As of December 31, 2024
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$3,460,221	$3,460,221	$—	$—
U.S. treasury securities	3,248,959	3,248,959	—	—
Short-term investments
Mutual funds	5,638,567	5,638,567	—	—
U.S. treasury securities	6,224,179	6,224,179	—	—
Liabilities:
Public Warrant liability	$432,975	$432,975	$—
Private Placement Warrant liability	15,708	—	—	15,708
Preferred Warrants	5,940,543	—	—	5,940,543

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2024	$15,708
Change in fair value of Private Placement Warrant liability	(8,428)
Balance, March 31, 2025	7,280

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2024	$5,940,543
Change in fair value of the Preferred Warrant liabilities	(4,795,042)
Balance, March 31, 2025	1,145,501

As of March 31, 2025 and December 31, 2024, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, notes payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Investments

Debt Securities

At March 31, 2025 the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$2,491,403	$156	$(484)	$2,491,075
Total	2,491,403	156	(484)	2,491,075

At December 31, 2024 the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$6,223,532	$1,306	$(659)	$6,224,179
Total	6,223,532	1,306	(659)	6,224,179

There was one security in an unrealized loss position at March 31, 2025 and December 31, 2024, which has been in a continuous unrealized loss position for less than 12 months. The unrealized losses on the Company’s available-for-sale debt securities as of March 31, 2025 and December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2025 and December 31, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery.

Gross realized gains and losses on the sale of short-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company had no realized gains and losses for the three months ended March 31, 2025 and 2024.

Equity Securities

During three months ended March 31, 2025, the Company recognized total net gains and losses on equity securities of $1 thousand, comprised of $7 thousand of unrealized loss on securities still held as of March 31, 2025 and $8 thousand of realized gain on securities sold during the period. These amounts are included in other income (expense) in the condensed consolidated statements of operations. During the three months ended March 31, 2024, the Company recognized total net gains and losses on equity securities of $7 thousand, from $7 thousand of unrealized gains on securities still held as of March 31, 2024. These amounts are included in other income (expense) in the condensed consolidated statements of operations.

Accrued interest receivable, related to the above investment securities amounted to $21 thousand and $55 thousand as of March 31, 2025 and December 31, 2024 and are included within accrued interest receivable on the condensed consolidated balance sheets.

(15) Income Taxes

Due to current and prior year losses the Company does not expect to have any Income Tax Provision.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $2.5 million during the three months ended March 31, 2025. The Company has not recognized any reserves for uncertain tax positions.

(16) Related Party Transactions

For the three months ended March 31, 2025 and 2024, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(17) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $136 thousand during the three months ended March 31, 2025, and $157 thousand, during the three months ended March 31, 2024.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to condensed consolidated operating expenses as our single segment operating loss for the three months ended March 31, 2025 and 2024 is included in the table below:

	Three Months Ended March 31,
	2025	2024
Direct research and development expenses
Research and development salaries and benefits	$2,651,894	$1,878,218
Clinical trial expense	1,927,208	806,060
Lab supplies and animal care	556,421	650,495
Lab services, consulting, and other direct research costs	942,704	1,976,881
Total direct research and development expenses	6,078,227	5,311,654
Indirect research and development expenses	1,246,805	2,618,065
Share based compensation (research and development)	332,289	216,351
Total research and development expense	7,657,321	8,146,070
General and administrative expense
Administrative payroll	1,352,628	1,777,659
Professional fees and travel	425,638	652,580
Insurance, office expense, and other administrative expenses	1,055,853	1,357,788
Share based compensation (general and administrative)	280,662	401,094
Total general and administrative expenses	3,114,781	4,189,121
Total operating expense	$10,772,102	$12,335,191

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Cash and cash equivalents and Short-term investments.

Long-lived assets are reported on the Condensed Consolidated Balance Sheets as Property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on the development of human polyclonal immunotherapeutic antibodies, or human immunoglobulins (hIgG), to address immunology disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including type 1 diabetes (T1D) and other autoimmune disorders. Our internally discovered antibodies are both target-specific and polyclonal, meaning they are comprised of multiple hIgGs and can bind to multiple sites on targeted immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders.

Our proprietary platform, referred to as holds the potential to generate additional novel therapeutic candidates to expand our pipeline. Our platform utilizes the human immune response to generate the optimal repertoire of IgGs for drug targets of interest. We believe it is the only technology capable of producing disease-targeted, hIgG in large quantities without the need for human plasma donors. We have optimized genetic engineering in the development of transchromosomic cattle, or Tc Bovine, which produce hIgGs. Our engineering of our production platform drives IgG1 production across our pipeline. In addition, this differentiated approach using polyclonal antibodies has no biosimilar pathway which provides a significant barrier to competitive polyclonal approaches.

Recent Developments

Since its recent announcement of positive topline data results for the Phase 1 clinical trial of SAB-142 on January 28, 2025, SAB BIO provided a clinical trial progress update on DATE SAB BIO announced patient dosing concluded in the last cohort of the Phase 1 clinical study of SAB-142.

Given SAB-142 was generally well-tolerated among healthy volunteers and data from Phase 1 trial confirms SAB-142 does not cause serum sickness or anti-drug antibodies at target dose, we maintain that study results support that SAB-142 is well-positioned for re-dosing in outpatient setting for type 1 diabetes. Based on the data, SAB BIO plans to advance SAB-142 into a Phase 2b trial in 2025 to evaluate the therapeutic candidate in adult and pediatric patients with new-onset T1D.

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

Our proprietary platform represents the first technology of its kind to produce large-scale human high-titer and high-avidity antibodies across multiple modalities. Leveraging our proprietary production system will help us advance a robust pipeline of differentiated hIgG-based therapies for the treatment of immune system disorders and infectious diseases. Our hIgGs have been safely demonstrated in Phase 3 clinical trials with a patient safety database that includes over 700 patients who were safely administered our hIgG therapeutics.

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

Key Factors Affecting Our Results of Operations and Future Performance

We believe that our financial performance has been, and in the foreseeable future will continue to be, primarily driven by multiple factors as described throughout our analysis within Components of Results of Operations below, each of which presents growth opportunities for our business. These factors also pose important challenges that we must successfully address in order to sustain our growth and improve our results of operations. Our ability to successfully address these challenges is subject to various risks and uncertainties, including those described in the section captioned “Part I, Item 1A, Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and supplemented with revised or additional risk factors in our Quarterly Reports on Form 10-Q, including any such risks included in “Part II, Item 1A, Risk Factors” herein.

Components of Results of Operations

Revenue

Government grants

There was no revenue recognized for the three months ended March 31, 2025. Total revenue recognized from government grants was approximately $0.9 million for the three months ended March 31, 2024. The Company had various grants from the US Department of Defense that terminated in 2022. The Company satisfied all obligations under these arrangements as of December 31, 2024.

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

Research and development activities consist of discovery research for our platform development and the indications we are working on. For SAB-142, Avance Clinical PTY, Ltd (“Avance”), acts as the contract research organization (“CRO”) overseeing our Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current. For the three months ended March 31, 2025 and 2024, we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in future periods and vary from period to period.

Major components within our research and development expenses are salaries and benefits (laboratory & animal care), laboratory supplies, animal care, contract manufacturing, clinical trial expense, outside laboratory services, project consulting, and facility expense.

Research and development expenses by component for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Salaries & benefits	$3,245,785	$2,293,789
Laboratory supplies	228,803	336,353
Animal care	64,481	113,389
Contract manufacturing	1,534	1,533
Clinical trial expense	1,927,208	806,060
Outside laboratory services	718,272	1,663,155
Project consulting	181,265	280,199
Facility expense	1,154,549	2,605,051
Other expenses	135,424	46,541
Total research and development expenses	$7,657,321	$8,146,070

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

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Revenue
Grant revenue	$—	$944,575
Total revenue	—	944,575
Operating expenses
Research and development	7,657,321	8,146,070
General and administrative	3,114,781	4,189,121
Total operating expenses	10,772,102	12,335,191
Loss from operations	(10,772,102)	(11,390,616)
Other income (expense)
Changes in fair value of warrant liabilities	5,035,769	5,468,219
Interest expense	(69,565)	(76,371)
Interest income	62,498	497,893
Other income	546,627	475,130
Total other income	5,575,329	6,364,871
Loss before income taxes	(5,196,773)	(5,025,745)
Net loss	$(5,196,773)	$(5,025,745)

Comparison of the three months ended March 31, 2025 and 2024

Revenue

	Three Months Ended March 31,
	2025	2024	Change	% Change
Revenue	$—	$944,575	$(944,575)	(100.0)%
Total revenue	$—	$944,575

Revenue decreased by $0.9 million, or 100.0%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, due to the JPEO Rapid Response Contract Termination. There was no revenue recognized for the three months ended March 31, 2025. Included in revenues for the three months ended March 31, 2024, are closeout activities and charges of $0.9 million due to outside services for laboratory supply disposal.

As a result of the JPEO Rapid Response Contract Termination, we do not expect to generate revenues during the development phase of our primary pipeline development target of Type 1 diabetes, which remains independently financed as we explore potential partnerships, co-development opportunities, and licensing arrangements.

Research and Development

	Three Months Ended March 31,
	2025	2024	Change	% Change
Research and development	$7,657,321	$8,146,070	$(488,749)	(6.0)%
Total research and development expenses	$7,657,321	$8,146,070

Research and development expenses decreased by $0.5 million, or 6.0%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to decreases in outside lab services (year-over-year decrease of $0.9 million, 56.8%), a decrease of an out-of-period adjustment of $0.2 million of amortization expense, overhead (year-over-year decrease of $1.2 million, 35.3%), project consulting (year-over-year decrease of $0.1 million, 35.3%), laboratory supplies (year-over-year decrease of $0.1 million, 32.0%) offset by an increase in salaries and benefits (year-over-year increase of $0.9 million, 41.5%) and clinical trial costs (year-over-year increase of $1.1 million, (139.1%). We expect Research and Development expenses to increase in future years as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization.

General and Administrative

	Three Months Ended March 31,
	2025	2024	Change	% Change
General and administrative	$3,114,781	$4,189,121	$(1,074,340)	(25.6)%
Total general and administrative expenses	$3,114,781	$4,189,121

General and administrative expenses decreased by $1.1 million, or 25.6%, in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to salaries and benefits (year-over-year decrease of $0.5 million, 25.0%), project consulting (year-over-year decrease of $0.1 million, 28.7%), insurance costs (year-over-year decrease of $0.1 million, 25.3%) and other immaterial administrative support fees relating to IT and human resources (year-over-year decrease of $0.4 million, 25.9%).

While administrative support and non-capitalized financing costs declined as of March 31, 2025 as compared to March 31, 2024, we anticipate that general and administrative expenses will rise as we expand our workforce and invest in the advancement of our lead therapeutic candidate in preparation for potential commercialization. Additionally, as our operations grow in complexity and we progress toward commercialization, we may incur higher costs related to accounting, audit, legal, regulatory compliance, director and officer insurance, and investor relations.

Non-operating Income

	Three Months Ended March 31,
	2025	2024	Change	% Change
Changes in fair value of warrant liabilities	$5,035,769	$5,468,219	$(432,450)	(7.91)%
Other income	546,627	475,130	71,497	15.05%
Total non-operating income (expense)	$5,582,396	$5,943,349

Total non-operating income decreased by $0.4 million, or (6.07)% in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the change in fair value of warrant liabilities (year-over-year decrease of $0.4 million, 7.9%), offset by a $0.1 million increase in the Australian research and development tax credit.

Interest Expense

	Three Months Ended March 31,
	2025	2024	Change	% Change
Interest expense	$69,565	$76,371	$(6,806)	(8.91)%
Total interest expense	$69,565	$76,371

Interest expense in the three months ended March 31, 2025 was consistent with interest expense in the three months ended March 31, 2024.

Interest Income

	Three Months Ended March 31,
	2025	2024	Change	% Change
Interest income	$62,498	$497,893	$(435,395)	(87.45)%
Total interest income	$62,498	$497,893

Interest income decreased by $0.4 million, or (87.45)%, during the three months ended March 31, 2025 as compared to the three months ended March 31, 2025, primarily due to interest earned on our investments in debt securities, and lower interest earning cash, and cash equivalent balances.

Future interest income will be largely dependent on our total liquid cash and investment balances, which are in turn influenced by our capital resources and future fundraising activities.

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had $12.9 million and $20.8 million, respectively, of cash, cash equivalents, and investments.

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

Notes payable

Insurance Financing Note

We obtained financing for certain Director & Officer liability insurance policy premiums. In 2024, we entered into an agreement that assigned to AFCO Direct (the “Lender”) a first priority lien on and security interest in the financed policies and any additional premium required in the financed policies including (a) all returned or unearned premiums, (b) all additional cash contributions or collateral amounts assessed by the insurance companies in relation to the financed policies and financed by Lender, (c) any credits generated by the financed policies, (d) dividend payments, and (e) loss payments which reduce unearned premiums. If any circumstances exist in which premiums related to any Financed Policy could become fully earned in the event of loss, Lender shall be named a loss-payee with respect to such policy.

The total premiums, taxes, and fees financed under the current insurance financing agreement are approximately $516 thousand, for AFCO Direct with an annual interest rate of 7.37%. In consideration of the premium payment by the Lender to the insurance companies or the Agent or Broker (as defined in the agreement with the Lender), we unconditionally promise to pay the Lender the amount financed plus interest and other charges permitted under the agreement.

At March 31, 2025 and December 31, 2024, we recognized approximately $139 thousand and $276 thousand, respectively, as an insurance financing note payable in our condensed consolidated balance sheets. We incurred $4 thousand and $8 thousand of interest expense related to the insurance financing note for the three months ended March 31, 2025 and 2024, respectively. Our current insurance financing agreement is being repaid through installment payments, with the final payment scheduled for September 22, 2025.

In 2023, we entered into an agreement with First Insurance Funding, which assigned them a first-priority lien on the security interest in the financed policies and associated rights. During the three months ended March 31, 2024, we made payments on the prior insurance financing agreement with First Insurance Funding with an original principal balance of $765 thousand and an annual interest rate of 7.96%. This prior agreement, structured with similar lien and collateral terms, was fully repaid upon the final installment on September 22, 2024

Please refer to Note 9, Notes Payable, in our condensed consolidated financial statements for additional information on our debt.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(7,797,217)	$(10,750,009)
Net cash provided by (used in) investing activities	4,671,103	(31,359,207)
Net cash used in financing activities	(173,985)	(394,418)
Effect of exchange rate changes on cash and cash equivalents	42,500	(28,270)
Net decrease in cash and cash equivalents	$(3,257,599)	$(42,531,904)

Operating Activities

Net cash used in operating activities increased by $3.0 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in cash used in operating activities related to change in our operating assets and liabilities of $3.8 million and an increase in our net loss adjusted for non-cash items of $0.9 million. Year-over-year changes in cash used by operating activities is explained by shifts in the working capital balances as we continue to invest in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used by investing activities increased by $36.0 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to increased purchases of short-term investments following the completion of the September 2023 Offering. Capital expenditures were minimal in 2024, as major asset purchases in prior years were primarily related to leasehold improvements at our corporate headquarters. We do not anticipate a significant increase in capital asset purchases in the near term, as our investment focus remains on advancing our lead therapeutic candidate through Phase 2 clinical trials.

Financing Activities

Net cash used by financing activities decreased by $0.2 million in the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to the absence of any material equity financing activities in 2024.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including contract research organizations (“CRO”).

As of March 31, 2025, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

Due to current and prior year losses we do not expect to have any Income Tax Provision.

We continue to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $2.5 million during the three months ended March 31, 2025. We have not recognized any reserves for uncertain tax positions.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced net losses, negative cash flows from operations and, as of March 31, 2025, and had an accumulated deficit of $129.4 million. We anticipate we will continue to generate losses for the foreseeable future and expect the losses to increase as we continue the development of, or seek regulatory approvals for, product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support our long-term plans.

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

We currently expect that our cash, cash equivalents, and short-term investments of $12.9 million as of March 31, 2025 will not be sufficient to fund our operating expenses and capital requirements for more than 12 months from the date the financial statements are issued. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2025. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further details.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

We received 100% of our total revenue through grants from government organizations for the three months ended March 31, 2025, respectively and the three months ended March 31, 2024, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of March 31, 2025 and December 31, 2024, we had cash, cash equivalents, U.S. treasury securities, investments in exchange traded mutual funds, and money market funds of $12.9 million and $20.8 million, respectively, all of which was maintained in bank accounts, money market funds, mutual funds, and U.S. treasury securities. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2025 and December 31, 2024, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 31, 2025, which we strongly encourage you to review (the “2024 Annual Report”). There have been no material changes from the risk factors described in our 2024 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.1	Lease Agreement between SAB Biotherapeutics, Inc. and Sanford Health, dated February 1, 2025.	8-K	001-39871	10.1	February 5, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report are not deemed filed with the SEC and are not to be incorporated by reference into any filing of SAB Biotherapeutics, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

¥ Denotes management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAB BIOTHERAPEUTICS, INC.

Date: May 9, 2025	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chair and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lucy To
Lucy To
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)