Form 10-Q
period 2025-09-30
SAB Biotherapeutics, Inc.
filed 2025-11-14
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 47,606,851 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$29,424,708	$8,897,966
Short-term investments	81,455,925	11,862,746
Accrued interest receivable	559,954	54,955
Prepaid expenses and other current assets	1,836,160	2,976,562
Total current assets	113,276,747	23,792,229
Deferred issuance cost	—	261,105
Long-term prepaid assets	124,073	220,997
Long-term investments	50,608,587	—
Operating lease right-of-use assets	2,806,904	970,294
Financing lease right-of-use assets	3,517,718	3,582,835
Property, plant and equipment, net	13,114,339	15,368,009
Total assets	$183,448,368	$44,195,469
Liabilities and Stockholders’ Equity
Current liabilities
Notes payable	$—	$275,849
Accounts payable	2,954,985	1,694,722
Accrued expenses and other current liabilities	6,850,015	5,473,036
Operating lease liabilities, current portion	837,286	393,430
Finance lease liabilities, current portion	151,033	142,563
Total current liabilities	10,793,319	7,979,600
Operating lease liabilities, noncurrent	2,037,461	581,148
Finance lease liabilities, noncurrent	3,161,562	3,275,919
Warrant liabilities	2,381,677	6,389,226
Total liabilities	18,374,019	18,225,893
Commitments and contingencies (Note 18)
Stockholders’ equity
Series A Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 29,091 and 42,019 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	3	5
Series B Preferred stock; $0.0001 par value; 2,928,570 shares authorized, 638,558 shares issued and outstanding at September 30, 2025 and 0 shares issued and outstanding as of December 31, 2024	64	—
Common stock; $0.0001 par value; 800,000,000 shares authorized at September 30, 2025 and December 31, 2024; 47,548,659 and 9,343,533 shares issued at September 30, 2025 and December 31, 2024, respectively, and 47,493,994 and 9,288,868 outstanding at September 30, 2025 and December 31, 2024, respectively	4,756	935
Treasury stock, at cost; 54,665 shares held at September 30, 2025 and December 31, 2024, respectively	(5,521,246)	(5,521,246)
Additional paid-in capital	264,553,973	155,794,142
Accumulated other comprehensive income (loss)	71,223	(135,410)
Accumulated deficit	(94,034,424)	(124,168,850)
Total stockholders’ equity	165,074,349	25,969,576
Total liabilities and stockholders’ equity	$183,448,368	$44,195,469

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Grant revenue	$—	$—	$—	$1,207,712
Total revenue	—	—	—	1,207,712
Operating expenses
Research and development	8,970,010	7,830,745	23,623,991	22,599,998
General and administrative	3,708,959	3,478,621	9,559,141	11,509,394
Total operating expenses	12,678,969	11,309,366	33,183,132	34,109,392
Loss from operations	(12,678,969)	(11,309,366)	(33,183,132)	(32,901,680)
Other income (expense)
Changes in fair value of warrant liabilities	61,598,908	6,171	66,007,621	7,691,363
Interest expense	(43,292)	(78,036)	(177,202)	(247,525)
Interest income	655,233	277,174	731,293	1,149,624
Other income	765,881	754,647	1,608,138	1,597,608
Warrant Issuance Cost	(4,852,292)	—	(4,852,292)	—
Total other income	58,124,438	959,956	63,317,558	10,191,070
Net income (loss)	$45,445,469	$(10,349,410)	$30,134,426	$(22,710,610)
Other comprehensive income (loss):
Unrealized gain, change in fair value of available-for-sale securities, net of tax	$87,751	$44,172	$87,104	$574
Foreign currency translation gain (loss)	$(723)	$39,314	119,529	25,139
Total comprehensive income (loss)	$45,532,497	$(10,265,924)	$30,341,059	$(22,684,897)
Income (loss) per common share attributable to the Company’s shareholders
Basic income (loss) per common share	$0.50	$(1.12)	$0.73	$(2.45)
Diluted income (loss) per common share	$(0.21)	$(1.12)	$(0.33)	$(2.45)
Weighted-average common shares outstanding – basic	10,660,500	9,259,192	9,750,531	9,252,095
Weighted-average common shares outstanding – diluted	77,863,263	9,259,192	30,302,890	9,252,095

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

			Mezzanine Equity
	Common stock		Series B Preferred Stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	9,343,533	$935	—	$—	—	$—	42,019	$5	$155,794,142	(54,665)	$(5,521,246)	$(124,168,850)	$(135,410)	$25,969,576
Stock-based compensation	—	—	—	—	—	—	—	—	612,951	—	—	—	—	612,951
Issuance of common stock pursuant to vesting of restricted stock units	2,829	1	—	—	—	—	—	—	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	—	—	(2,072)	—	—	—	—	(2,072)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,196,773)	—	(5,196,773)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	24,792	24,792
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	(975)	(975)
Balance at March 31, 2025	9,346,362	$936	—	$—	—	$—	42,019	$5	$156,405,020	(54,665)	$(5,521,246)	$(129,365,623)	$(111,593)	$21,407,499
Stock-based compensation	—	—	—	—	—	—	—	—	627,198	—	—	—	—	627,198
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,114,270)	—	(10,114,270)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	95,460	95,460
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	328	328
Balance at June 30, 2025	9,346,362	936	—	$—	—	$—	42,019	5	157,032,218	(54,665)	(5,521,246)	(139,479,893)	(15,805)	12,016,215
Stock-based compensation	—	—	—	—	—	—	—	—	800,764	—	—	—	—	800,764
Conversion of Series A Preferred Stock into common shares	2,052,061	205	—	—	—	—	(12,928)	(2)	(203)	—	—	—	—	—
Issuance of Series B Preferred Stock and warrants under private placement offering	—	—	1,000,000	100	—	—	—	—	—	—	—	—	—	—
Reclassification of Redeemable Preferred Stock to Permanent Equity upon Requisite Approval	—	—	(1,000,000)	(100)	1,000,000	100	—	—	16,038,560	—	—	—	—	16,038,660
Conversion of Series B Preferred Stock into common shares	36,144,200	3,614	—	—	(361,442)	(36)	—	—	(3,578)	—	—	—	—	—
Reclassification of PIPE Warrants to Permanent Equity following shareholder approval	—	—	—	—	—	—	—	—	90,691,094	—	—	—	—	90,691,094
Issuance of common stock pursuant to vesting of restricted stock units	6,036	1	—	—	—	—	—	—	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	—	—	(4,881)	—	—	—	—	(4,881)
Net income	—	—	—	—	—	—	—	—	—	—	—	45,445,469	—	45,445,469
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	(723)	(723)
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	87,751	87,751
Balance at September 30, 2025	47,548,659	4,756	—	$—	638,558	$64	29,091	3	264,553,973	(54,665)	(5,521,246)	(94,034,424)	71,223	165,074,349

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

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$30,134,426	$(22,710,610)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,253,170	3,941,764
Amortization of finance right-of-use assets	65,117	65,118
Stock-based compensation expense	2,040,913	2,267,661
Net realized and unrealized gain on equity securities	(64,038)	—
Changes in fair value of warrant liabilities	(66,007,621)	(7,691,363)
Accretion of discounts on short-term investments	(51,767)	(217,749)
Changes in operating assets and liabilities
Accrued interest receivable	(504,999)	(97,047)
Prepaid expenses and other current assets	1,577,810	372,553
Operating lease right-of-use assets and liabilities, net	63,559	(24,476)
Accounts payable	1,158,266	332,938
Deferred grant income	-	(1,207,712)
Accrued expense and other current liabilities	1,336,380	209,102
Net cash used in operating activities	(27,998,784)	(24,759,821)

Cash flows from investing activities:
Proceeds from the sale of equipment	500	—
Purchases of equipment	—	(281,885)
Purchases of investment securities	(129,991,839)	(36,137,485)
Sales and maturities of investments	9,991,364	15,126,337
Net cash used in investing activities	(119,999,975)	(21,293,033)

Cash flows from financing activities:
Proceeds from the 2025 PIPE, net of Series B issuance costs	168,729,827	—
Payment of deferred issuance costs	—	(261,105)
Principal payments of notes payable	(275,849)	(1,050,849)
Principal payments on finance leases	(105,888)	(98,045)
Proceeds from exercise of stock options	—	20,412
Tax payments for share settlement of restricted stock units	(6,953)	—
Net cash provided by (used in) financing activities	168,341,137	(1,389,587)

Effect of exchange rate changes on cash and cash equivalents	184,364	47,550

Net increase (decrease) in cash and cash equivalents	20,526,742	(47,394,891)
Cash and cash equivalents
Beginning of period	8,897,966	56,566,066
End of period	$29,424,708	$9,171,175
Supplemental cash flow information:
Cash paid for interest	$178,333	$303,309

Supplemental information on non-cash investing and finance activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,422,191	$368,425
Reclassification of warrants from liability to equity	90,691,094	—
Reclassification of Redeemable Preferred Stock to Permanent Equity upon Requisite Approval	$16,038,660	—

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

Australian Research and Development Tax Credit

In June 2023, the Company formed a new subsidiary in Australia, SAB BIO PTY LTD, a proprietary limited company (“SAB Australia”), primarily to conduct preclinical and clinical activities for product candidates. SAB Australia’s research and development activities qualify for the Australian government’s tax credit program, which provides a 48.5% credit for qualifying research and development expenses. The Company recognized $0.4 million and $1.2 million in tax credit income for the three and nine months ended September 30, 2025, respectively, and $0.6 million and $1.3 million for the three and nine months ended September 30, 2024, respectively.

Liquidity

As of September 30, 2025, the Company had an accumulated deficit of $94.0 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

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

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

The Company did not have any deferred issuance costs as of September 30, 2025. As of December 31, 2024, the Company had $261 thousand in deferred issuance costs related to the Company’s sales agreement with Cantor Fitzgerald & Co. The sales agreement is discussed further in Note 10, Stockholders’ Equity.

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

Short-term and long-term investments

The Company accounts for investments in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At September 30, 2025, the Company’s short-term and long-term investments consisted of U.S. treasury securities and corporate bonds with original maturity exceeding 90 days, and investments in exchange traded mutual funds. The Company classifies these securities as current and non-current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

The Company recognizes the change in fair value of available-for-sale equity securities within other income in the condensed consolidated statements of operations and comprehensive income (loss), and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

The Company reviews its investments at each reporting date to identify and evaluate whether a decline in fair value below the amortized cost basis of available-for-sale debt securities is due to credit-related factors and determines if such unrealized losses are the result of credit losses that require impairment. The Company records an allowance for credit losses on available-for-sale debt securities when a decline in fair value is determined to be credit-related, rather than recording a direct write-down of the investment's amortized cost. Factors considered in determining whether an unrealized loss is the result of credit-related factors include the extent to which the fair value is less than the cost basis, any changes to the rating of the security by a rating agency, the financial condition and near-term prospects of the issuer, any historical failure of the issuer to make scheduled interest or principal payments, any adverse legal or regulatory events affecting the issuer or issuer’s industry, any significant deterioration in economic condition and the

Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

The Company did not recognize any credit losses on its short-term and long-term investments during the three and nine months ended September 30, 2025 and 2024.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and nine months ended September 30, 2025 and 2024.

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

During the three and nine months ended September 30, 2025 and 2024, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material changes in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three and nine months ended September 30, 2025 and 2024, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and nine months ended September 30, 2025 and 2024.

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

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the year-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net income (loss) and are included in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 consist of net income (loss), foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities.

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

Earnings per share

In accordance with ASC 260, Earnings per Share (“ASC 260”), basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the period including potential dilutive common shares such as stock options and convertible preferred stock. See Note 5, Earnings per share, for further details.

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

Management has assessed the Company’s research and development activities and expenditures to determine which activities and expenditures are likely to be eligible under the research and development incentive regime described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time and it is included in other income in the condensed consolidated statements of operations and comprehensive income (loss).

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

(4) Revenue

Government grants

There was no revenue recognized for the three and nine months ended September 30, 2025. There was no revenue recognized from government grants for the three months ended September 30, 2024 and approximately $1.2 million recognized from government grants for the nine months ended September 30, 2024. The Company had various grants from the US Department of Defense that terminated in 2022. The Company satisfied all obligations under these arrangements as of December 31, 2024.

(5) Earnings per share

The Company computed basic earnings (loss) per share of common stock based on the weighted average number of shares of common stock utilizing the two-class method. The Company computed diluted earnings (loss) per share of common stock based on the weighted average number of shares of common stock outstanding plus potentially dilutive shares of common stock outstanding during the period, if applicable.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2025 and 2024:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Calculation of basic income (loss) per share attributable to the Company’s shareholders
Net income (loss)	$45,445,469	$(10,349,410)	$30,134,426	$(22,710,610)
Net income attributable to participating securities	40,107,804	—	23,027,732	—
Net income (loss) attributable to common stockholders - basic	5,337,665	(10,349,410)	7,106,694	(22,710,610)
Weighted-average common shares outstanding - basic	10,660,500	9,259,192	9,750,531	9,252,095
Earnings per share - basic	$0.50	$(1.12)	$0.73	$(2.45)
Calculation of diluted income (loss) per share attributable to the Company’s shareholders
Net income (loss)	$45,445,469	$(10,349,410)	$30,134,426	$(22,710,610)
Change in fair value of warrant liabilities	(62,000,073)	—	(40,137,015)	—
Net income (loss) attributable to common stockholders - diluted	$(16,554,604)	$(10,349,410)	$(10,002,589)	$(22,710,610)

Weighted-average common shares outstanding - basic	10,660,500	9,259,192	9,750,531	9,252,095
Series B warrants and preferred stock	67,202,763	—	20,552,359	—
Weighted-average common shares outstanding – diluted	77,863,263	9,259,192	30,302,890	9,252,095
Net income (loss) per share - diluted	$(0.21)	$(1.12)	$(0.33)	$(2.45)

Net income (loss) per share is calculated utilizing the two-class method. In periods of income, the outstanding shares of preferred stock are considered to be participating securities. As a result, income is allocated to the common stock and participating securities. In periods of loss, the preferred stock is not considered to be a participating security.

Potentially dilutive shares of common stock from employee equity incentive plans, warrants and earnout shares are determined by applying the treasury stock method to the assumed exercise of outstanding stock options, the assumed vesting of outstanding RSUs, warrants, and earnout shares. The potentially dilutive impact from the assumed issuance of common stock associated with a contractual conversion feature is determined by applying the if-converted method to the assumed exercise of the outstanding conversion feature.

When computing diluted income (loss) per share, adjustments to the numerator are made for any changes in income (loss) such as changes in fair value that would not have occurred assuming the exercised or conversion of the potentially dilutive securities. During the three and nine months ended September 30, 2025, the Company recognized a gain $62.0 million and $40.1 million, respectively, related to in-the-money warrants to purchase Series B preferred stock. As a result, the numerator is adjusted by these amounts in applying the treasury stock method and assuming the exercise of these instruments. The denominator is adjusted assuming the exercise of these instruments and the conversion of all outstanding shares of Series B preferred stock.

The Company’s other potentially dilutive securities, which include stock options, restricted stock awards, common stock warrants, preferred stock warrants, earnout shares, and contingently issuable earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For The Three Months Ended September 30,
	2025	2024
Stock options and awards	6,767,988	3,131,831
Convertible Debt	—	41,159
Common Stock Warrants (1)	2,233,407	2,233,407
Series A Preferred Stock (2)	4,617,681	6,704,122
Preferred Stock Warrants (3)	17,002,381	23,803,334
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	30,772,263	36,064,659

	For The Nine Months Ended September 30,
	2025	2024
Stock options and awards	6,767,988	3,131,831
Common Stock Warrants (1)	2,233,407	2,233,407
Series A Preferred Stock (2)	4,617,681	6,704,122
Preferred Stock Warrants (3)	17,002,381	23,803,334
Release Date Warrants (4)	50,000,000	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	80,772,263	36,023,500
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
(2)
Represents 4,617,681 and 6,704,122 shares of common stock underlying and 42,236 issued and outstanding shares of Series A-2 Preferred Stock, for the nine months ended September 30, 2025 and 2024, respectively. See Note 10, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 17,002,381 shares of common stock underlying 107,115 outstanding Preferred Tranche C Warrants (as defined below) for the nine months ended September 30, 2025, and 6,800,953 and 17,002,381 common shares underlying 42,846 outstanding Preferred Tranche B Warrants (as defined below) and 107,115 outstanding Tranche C Warrants, respectively, for the nine months ended September 30, 2024. See Note 12, Warrants for further details on the Company’s outstanding warrants.
(4)
Represents 50,000,000 shares of common stock underlying the Data Release Warrants, for the nine months ended September 30, 2025.

(6) Property, plant and equipment

As of September 30, 2025 and December 31, 2024, the Company’s property, plant and equipment was as follows:

	September 30, 2025	December 31, 2024
Laboratory equipment (1)	$11,344,007	$11,344,007
Animal facility leasehold improvements	8,357,667	8,357,667
Animal facility equipment	1,188,854	1,188,854
Leasehold improvements (1)	7,064,721	7,064,721
Vehicles	201,590	208,453
Office furniture and equipment (1)	1,778,231	1,778,231
Total Property, plant and equipment, gross	29,935,070	29,941,933
Less: accumulated depreciation and amortization	(16,820,731)	(14,573,924)
Property, plant and equipment, net	$13,114,339	$15,368,009

Depreciation and amortization expense was $0.7 million and $2.3 million for the three and nine months ended September 30, 2025 and $0.9 million and $3.9 million for the three and nine months ended September 30, 2024, respectively.

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

The Company entered into a lease for office space in April 2024. The Company leased 1,272 square feet, representing the Company’s principal executive offices, in Miami Beach, Florida. The initial term of the lease is 62 months. The lease costs are approximately $7 thousand per month through 2024, with annual increases of 4% through 2029. The Company used an IBR of 7.12%, as the discount rate when measuring the operating lease liability. In September 2025, the Company signed a new lease, expanding the lease space of 1,272 square feet to 3,099 square feet. As of September 30, 2025 the lease has not commenced. The operating lease does not include an option to extend beyond the life of the current term. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of September 30, 2025 and December 31, 2024 are:

	September 30, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	3.80	13.17	2.85	13.92
Weighted-average discount rate (percentage)	9.42%	7.72%	7.76%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2025:

	Operating	Finance
2025 - remaining	$263,903	$100,374
2026	1,007,017	401,496
2027	712,653	401,496
2028	728,650	401,496
2029	708,989	401,496
Thereafter	—	3,580,006
Undiscounted future minimum lease payments	3,421,212	5,286,364
Less: Amount representing interest payments	(546,465)	(1,973,769)
Total lease liabilities	2,874,747	3,312,595
Less current portion	(837,286)	(151,033)
Noncurrent lease liabilities	$2,037,461	$3,161,562

Operating lease expense was approximately $268 thousand and $803 thousand for the three and nine months ended September 30, 2025, respectively, and $199 thousand and $647 thousand for the three and nine months ended September 30, 2024, respectively. Operating lease costs are included within research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Finance lease costs for the three and nine months ended September 30, 2025 included approximately $22 thousand and $65 thousand, respectively, in right-of-use asset amortization and approximately $64 thousand and $195 thousand, respectively, of interest expense.

Finance lease costs for the three and nine months ended September 30, 2024 included approximately $22 thousand and $65 thousand, respectively, in right-of-use-asset amortization and approximately $67 thousand and $202 thousand, respectively, of interest expense. Finance lease costs are included within research and development expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Cash payments under operating leases were approximately $264 thousand and $740 thousand for the three and nine months ended September 30, 2025, respectively. Cash payments under finance leases were approximately $100 thousand and $301 thousand for the three and nine months ended September 30, 2025, respectively.

Cash payments under operating leases were approximately $195 thousand and $672 thousand for the three and nine months ended September 30, 2024, respectively. Cash payments under finance leases were approximately $100 thousand and $301 thousand for the three and nine months ended September 30, 2024, respectively.

(8) Accrued Expenses and Other Current Liabilities

As of September 30, 2025 and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Payroll and employee-related costs	$3,706,774	$4,170,381
Accrued research and development expenses	1,620,813	237,164
Accrued legal fees	410,109	42,159
Accrued financing fees payable	441,051	479,250
Accrued interest	21,311	22,443
Other accrued expenses	649,957	521,639
	$6,850,015	$5,473,036

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

The Company did not have an insurance financing note payable at September 30, 2025. At December 31, 2024, the Company recognized approximately $276 thousand, as an insurance financing note payable in the Company’s condensed consolidated balance sheets. The Company incurred less than $1 thousand and $6 thousand of interest expense related to the insurance financing note for the three and nine months ended September 30, 2025, respectively, and less than $1 thousand and $13 thousand for the three and nine months ended September 30, 2024, respectively. The Company’s current insurance financing agreement was repaid through installment payments, with the final payment on June 22, 2025.

In 2023, the Company entered into an agreement with First Insurance Funding, which assigned them a first-priority lien on the security interest in the financed policies and associated rights. During the nine months ended September 30, 2024, the Company made payments on the prior insurance financing agreement with First Insurance Funding with an original principal balance of $765 thousand and an annual interest rate of 7.96%. This prior agreement, structured with similar lien and collateral terms, was fully repaid upon the final installment on September 22, 2024.

(10) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2025, 47,493,994 shares of common stock, 29,091 shares of Series A Preferred Stock and 638,558 shares of Series B Preferred Stock were outstanding.

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

Following receipt of required stockholder approval, 24,918 shares of Series A-1 Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock at a conversion price of $6.30 per share (approximately 158.8 shares of common stock for each share of Series A-1 Preferred Stock). The remaining 42,236 shares of Series A-1 Preferred Stock were converted into an equal number of shares of Series A-2 Preferred Stock, which are convertible into common stock at the same conversion price of $6.30 per share, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). 12,928 and 217 shares of series A-2 Preferred Stock were converted into 2,052,061 and 34,445 shares of common stock during the nine months ended September 30, 2025 and twelve months ended December 31, 2024, respectively.

Holders of Series A Preferred Stock are entitled to receive dividends on an as-converted-to-common-stock basis and to vote together with holders of common stock, subject to a beneficial ownership blocker of either 4.99% or 9.99%, as elected by each holder.

For additional information regarding the Company’s outstanding warrants, refer to Note 12, Warrants.

Series B Convertible Preferred Stock and Warrants

On July 21, 2025, the Company entered into the July 2025 Purchase Agreement with certain accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 1,000,000 Series B Shares convertible into 100,000,000 shares of Common Stock, (ii) Release Date Warrants to purchase up to 500,000 shares of Series B Preferred Stock, and (iii) Enrollment Date Warrants to purchase up to 1,000,000 shares of Series B Preferred Stock. The closing of the Series B Offering occurred on July 22, 2025.

The aggregate gross proceeds to the Company from the issuance and sale of the Series B Shares, Release Date Warrants, and Enrollment Date Warrants was $175 million, before deducting fees to be paid to the placement agents and financial advisors of the Company and other estimated offering expenses payable by the Company. The Company incurred $11.1 million in offering costs resulting in net proceeds of $163.9 million. The aggregate exercise price of the Warrants is approximately $284 million.

The Release Date Warrants and Enrollment Date Warrants were initially recorded at fair value of $152.7 million as these instruments were considered to be liability classified at issuance because the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash under certain conditions. The remaining gross proceeds of $22.3 million was allocated to the Series B Preferred Stock. The Company allocated the offering costs to each of the instruments utilizing the relative fair value method. As a result, total offering costs of $11.1 million were allocated, with $4.9 million allocated to the warrants and expensed in the period ending September 30, 2025 and $6.2 million allocated to the Series B Preferred Stock and treated as a reduction in proceeds.

At the Company’s special meeting of stockholders held on September 26, 2025 (the “2025 Special Meeting”), the stockholders approved, among other things, the issuance of all shares of Common Stock issuable upon conversion of the Series B Preferred Stock. Following such approval, the Series B Preferred Stock automatically converted into the Conversion Shares subject to a conversion cap that limits the conversion of the Series B Preferred Stock such that a holder may not beneficially own more than 4.99% of the shares of Common Stock that would be issued and outstanding following such conversion.. This resulted in 361,442 shares of Series B Preferred Stock converting into 36,144,200 shares of Common Stock.

The Series B Preferred Stock is entitled to receive dividends on an as-converted-to-common-stock basis when and if declared by the Board of Directors and converts to common stock at a ratio of one-for-one hundred, subject to certain potential adjustments. From the date of issuance until the requisite approval, the Series B Preferred Shares contained a redemption right that was outside of the Company’s control. Following the requisite approval, there is no liquidation preference or redemption rights and the shares are considered to be equity classified. After Requisite Approval at the option of the holder they can convert the Series B Preferred Stock shares to shares of the Company’s Common Stock subject to certain ownership limitations. Following stockholder approval, each share of Series B Preferred Stock, is convertible into Conversion Shares.

The Release Date and Enrollment Date Warrants provide for the purchase of up to 500,000 and 1,000,000 shares of Series B Preferred Stock, respectively. The Release Date Warrants and Enrollment Date Warrants have an exercise price of $218.75 and $175.00 per share, respectively. The Release Date Warrants have an expiration of the earlier of five years from the issuance date or the Phase II Release Date (as defined in the warrant). The Enrollment Warrants have an expiration date of the earlier of five years from the issuance date or the Phase II Enrollment Date (as defined in the warrant).

The Release Date and Enrollment Date Warrants were initially classified as liabilities because the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash under certain conditions. Upon receiving the requisite approval on September 26, 2025, the preferred stock was no longer redeemable, and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholders’ equity. Following the requisite approval of on September 26, 2025, the change in fair value of $62.0 million was recorded as other income.

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

Sales Agreement

On January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of common stock. In accordance with the terms of the Sales Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as the Company’s sales agent. For the nine months ended September 30, 2025, the Company did not offer or sell any shares of common stock pursuant to the Sales Agreement. As of September 30, 2025, up to $20,000,000 remains to be sold under the Sales Agreement; however, the Company does not currently plan to issue or sell any shares under the Sales Agreement.

(11) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of September 30, 2025, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 501,177 shares of common stock available for grant and 227,473 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At of the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares (the “Annual Increase”). In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 and increased the Annual Increase from 2% to 5% (the “2021 Plan Amendment”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 24,180,000 and increased the maximum number of additional shares available pursuant to the Annual Increase from 10,000,000 shares to 73,750,000 shares. As of September 30, 2025, there were 31,884,397 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan, with 1,163,882 shares of common stock available for grant and 6,540,515 shares of common stock underlying outstanding grants.

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during either the three and nine months ended September 30, 2025 and 2024, and no stock-based compensation expense was recognized. As of September 30, 2025, 100,000 shares remained available for future issuance.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2025, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2024	2,967,950	$7.05	8.64	$1,186,052
Granted	3,888,850	$2.16
Forfeited	(32,484)	$3.69
Exercised	—	$—
Expired	(75,146)	$24.65
Outstanding options, September 30, 2025	6,749,170	$4.06	9.12	$8,500
Options vested and exercisable, September 30, 2025	1,361,077	$9.49	7.56	$5,666

Total unrecognized compensation cost related to non-vested stock options as of September 30, 2025, was approximately $11.8 million and is expected to be recognized within future operating results over a weighted-average period of 3.45 years.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2025, was $1.92 and $1.92 per share, respectively. During the three and nine months ended September 30, 2025, 420,825 options vested with a fair value totaling $1.1 million and 819,701 options vested with a fair value totaling $2.7 million, respectively.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2024, was $2.18 and $2.99 per share, respectively. During the three and nine months ended September 30, 2024, 164,728 options vested with a fair value totaling $0.6 million and 278,658 options vested with a fair value totaling $1.6 million, respectively.

The estimated fair value of stock options granted to employees and consultants during the three and nine months ended September 30, 2025 and 2024, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Expected volatility	124.2 - 124.4%	98.7 - 103.4%	118.6 - 124.4%	89.9 - 103.4%
Weighted-average volatility	124.4%	101.1%	124.4%	95.9%
Expected dividends	—%	—%	—%	—%
Expected term (in periods)	6.08	5.00 - 6.08	5.73 - 6.08	5.00 - 6.08
Risk-free rate	3.87 - 3.94%	3.68 - 4.19%	3.87 - 3.97%	3.68 - 4.32%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2025, was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	31,362	$10.33
Vested and issued	(12,544)	$11.56
Unvested as of September 30, 2025	18,818	$9.52

At September 30, 2025, the Company had an aggregate of $164 thousand of unrecognized equity-based compensation related to restricted stock units (“RSUs”) outstanding. During the nine months ended September 30, 2025, a total of 12,544 RSUs vested. The aggregate fair value of RSUs vested during the nine-month period was approximately $145 thousand. Of the 12,544 RSUs issued, 3,679 units were withheld and returned to the Company in satisfaction of employee payroll withholding tax obligations. For the nine months ended September 30, 2025, the Company issued a net total of 8,865 RSUs. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 1.16 years.

Stock-based compensation expense

Stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024, was as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$489,948	$482,444	$1,169,704	$973,113
General and administrative	310,816	566,339	871,209	1,294,548
Total	$800,764	$1,048,783	$2,040,913	$2,267,661

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

September 2023 Purchase Agreement Warrants

As of September 30, 2025, the Company had outstanding 107,115 Preferred Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

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

Preferred PIPE Series B Warrants

On July 21, 2025, the Company issued the Release Date Warrants and Enrollment Date Warrants to various investors as part of the Series B Offering. The Release Date Warrants and Enrollment Date Warrants provide for the purchase of up to 500,000 and 1,000,000 shares of Series B Preferred Stock, respectively. The Release Date Warrants and Enrollment Date warrants have an exercise price of $218.75 and $175.00 per share, respectively. The Release Date Warrants have an expiration of the earlier of five years from the issuance date or the Phase II Release Date. The Enrollment Warrants have an expiration date of the earlier of five years from the issuance date or the Phase II Enrollment Date.

The Release Date Warrants and Enrollment Date Warrants were initially classified as liabilities because of the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash under certain conditions; however, upon receiving the requisite approval on September 26, 2025, the preferred stock was no longer redeemable, and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholder’s equity.

The following table summarizes warrant activity for the nine months ended September 30, 2025 and 2024:

	Outstanding December 31, 2024	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding September 30, 2025
Transaction
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Preferred Tranche B Warrants (1)	42,846	—	—	42,846	—
Preferred Tranche C Warrants	107,115	—	—	—	107,115
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Preferred PIPE Series B Warrants	—	1,500,000	—	—	1,500,000
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

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for nine months ended September 30, 2025 and 2024.

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

The key inputs into the valuations as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Risk-free interest rate	3.84%	4.19%
Expected term remaining (periods)	1.06	1.81
Implied volatility	206.7%	160.9%
Closing common stock price on the measurement date	$2.01	$3.79

Series A Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Series A Preferred Warrant. As a result, the Series A Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024.

The Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrant as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025	December 31, 2024
Risk-free interest rate (1)	3.62%	4.32%
Expected term remaining (periods) (1)	3.16	3.91
Implied volatility	105.0%	95.0%
Underlying Stock Price (Preferred Series A)	$163.89	$309.37
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The probability was 38.5% as of September 30, 2025 and December 31, 2024.

Series B Preferred Warrants

The Release Date Warrants and Enrollment Date Warrants initially classified as liabilities because the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash in certain conditions. As a result of the redemption feature of the Series B Convertible Preferred Stock, the Release Date Warrants and Enrollment Date Warrants were accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Upon receiving the requisite approval on September 26, 2025, the preferred stock was no longer redeemable and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholders’ equity.

The initial fair value of the warrant liabilities were measured at fair value at the closing date of the Series B Offering, and changes in the fair value of the warrant liabilities through September 26, 2025 were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025. Upon the requisite approval on September 26, 2025, the fair value of the warrants was reclassified into stockholders’ equity.

The Company established the fair value of the Release Date Warrants and Enrollment Date Warrants utilizing the Black-Scholes Merton formula.

The Release Date Warrants and Enrollment Date Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Release Date Warrants and Enrollment Date Warrants.

The key inputs utilized in determining the fair value of each Release Date Warrant as of July 21, 2025 and September 26, 2026, respectively, were as follows:

	July 21, 2025	September 26, 2025
Risk-free interest rate (1)	3.44%	3.28%
Expected term remaining (periods) (1)	2.35	2.19
Implied volatility	110.0%	102.5%
Underlying Stock Price (Preferred Series B)	$197.31	$146.89

(1) Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of when the Company releases top-line data from the Phase 2b SAFEGUARD trial of SAB -142 (the “Release Date”) being achieved, should the Company’s intellectual property fail to yield positive results in forthcoming clinical trials. The probability was 10% as of September 30, 2025.

The key inputs utilized in determining the fair value of each Enrollment Date Warrant as of July 21, 2025 and September 26, 2026, respectively, were as follows:

	July 21, 2025	September 26, 2025
Risk-free interest rate (1)	3.77%	3.48%
Expected term remaining (periods) (1)	1.40	1.23
Implied volatility	105.0%	105.0%
Underlying Stock Price (Preferred Series B)	$197.31	$146.89

(1) Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of when the Company achieves full enrollment of the Phase 2b SAFEGUARD trial of SAB-142 (the “Enrollment Date”) being achieved, the Company’s intellectual property fail to yield positive results in forthcoming clinical trials. The probability was 5% as of September 30, 2025.

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of September 30, 2025
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$25,673,833	$25,673,833	$—	$—
U.S. treasury securities	1,995,060	1,995,060	—	—
Corporate Bonds	269,690	—	269,690	—
Short-term investments
Mutual funds	60,476,175	60,476,175	—	—
U.S. treasury securities	19,963,640	19,963,640	—	—
Corporate Bonds	1,016,110	—	1,016,110	—
Long-term investments
U.S. treasury securities	44,904,856	44,904,856	—	—
Corporate Bonds	5,703,731	—	5,703,731	—
Liabilities:
Public Warrant liability	$134,550	$134,550	$—	$—
Private Placement Warrant liability	4,881	—	—	4,881
Preferred Warrants	2,242,246	—	—	2,242,246

	As of December 31, 2024
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$3,460,221	$3,460,221	$—	$—
U.S. treasury securities	3,248,959	3,248,959	—	—
Short-term investments
Mutual funds	5,638,567	5,638,567	—	—
U.S. treasury securities	6,224,179	6,224,179	—	—
Liabilities:
Public Warrant liability	$432,975	$432,975	$—
Private Placement Warrant liability	15,708	—	—	15,708
Preferred Warrants	5,940,543	—	—	5,940,543

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2024	$15,708
Change in fair value of Private Placement Warrant liability	(8,428)
Balance, March 31, 2025	7,280
Change in fair value of Private Placement Warrant liability	(334)
Balance, June 30, 2025	6,946
Change in fair value of Private Placement Warrant liability	(2,065)
Balance, September 30, 2025	$4,881

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2024	$5,940,543
Change in fair value of the Preferred Warrant liabilities	(4,795,042)
Balance, March 31, 2025	1,145,501
Change in fair value of the Preferred Warrant liabilities	636,590
Balance, June 30, 2025	1,782,091
Change in fair value of the Preferred Warrant liabilities	460,155
Balance, September 30, 2025	$2,242,246

As of September 30, 2025 and December 31, 2024, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Release Date and Enrollment Date Warrants were initially classified as liabilities because the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash under certain conditions. Upon receiving the requisite approval on September 26, 2025, the preferred stock was no longer redeemable, and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholders’ equity. Following the requisite approval of on September 26, 2025, the change in fair value of $62.0 million was recorded as other income.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, notes payable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Investments

Available-For-Sale Debt Securities

At September 30, 2025, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$19,956,651	$7,180	$(191)	$19,963,640
Corporate Bonds	1,014,887	1,238	(15)	1,016,110
Total	20,971,538	8,418	(206)	20,979,750

Long-term:
U.S. treasury securities	$44,834,355	$78,469	$(7,968)	$44,904,856
Corporate Bonds	5,694,693	9,215	(177)	$5,703,731
Total	50,529,048	87,684	(8,145)	50,608,587

At December 31, 2024, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$6,223,532	$1,306	$(659)	$6,224,179
Total	$6,223,532	$1,306	$(659)	$6,224,179

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at September 30, 2025 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	As of September 30, 2025
	Amortized Cost	Fair Value
With in one year or less	$20,971,538	$20,979,750
One through five years	50,529,048	50,608,587
Total	71,500,586	71,588,337

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2025:

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	2	$3,944,660	$8,159	—	$—	$—	2	$3,944,660	$8,159
Corporate Bonds	4	561,273	192	—	—	—	4	561,273	192
Total	6	$4,505,933	$8,351	—	$—	$—	6	$4,505,933	$8,351

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2024:

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	1	$6,224,179	$659	—	$—	$—	1	$6,224,179	$659
Total	1	$6,224,179	$659	—	$—	$—	1	$6,224,179	$659

The unrealized losses on the Company’s available-for-sale debt securities as of September 30, 2025 and December 31, 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2025 and December 31, 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery.

Gross realized gains and losses on the sale of short-term and long-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company had no realized gains and losses for the three and nine months ended September 30, 2025 and 2024.

Equity Securities

The following is a summary of unrealized and realized gains (losses) recognized on equity securities included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

	Three Months Ended September 30,		For The Nine Months Ended September 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period	$62,830	$38,651	$13,373	$53,820
Less: Realized net gains (losses) recognized on securities sold	62,830	38,651	38,706	53,820
Unrealized net gains (losses) recognized on securities held	$—	$—	$(25,333)	$—

Accrued interest receivable related to the above investment securities was $560 thousand and $55 thousand at September 30, 2025 and December 31, 2024, respectively, and is included within accrued interest receivable on the condensed consolidated balance sheets.

(15) Income Taxes

Due to current and prior year losses the Company does not expect to have any Income Tax Provision.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $7.1 million during the nine months ended September 30, 2025. The Company has not recognized any reserves for uncertain tax positions.

(16) Related Party Transactions

For the three and nine months ended September 30, 2025 and 2024, there were no related party transactions with beneficial owners of 5% or more of any class of the Company’s voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(17) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $114 thousand and $335 thousand during the three and nine months ended

September 30, 2025, respectively, and $81 thousand and $310 thousand, during the three and nine months ended September 30, 2024, respectively.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to condensed consolidated operating expenses as our single segment operating loss for the three and nine months ended September 30, 2025 and 2024, is included in the table below:

	For The Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct research and development expenses
Research and development salaries and benefits	$2,588,124	$2,067,681	$7,947,134	$5,943,294
Clinical trial expense	3,401,934	1,462,043	7,244,992	2,897,710
Lab supplies and animal care	999,678	713,061	1,937,886	2,036,221
Lab services, consulting, and other direct research costs	209,117	1,681,556	1,584,935	5,362,583
Total direct research and development expenses	7,198,853	5,924,341	18,714,947	16,239,808
Indirect research and development expenses	1,281,209	1,423,960	3,739,340	5,387,077
Share based compensation (research and development)	489,948	482,444	1,169,704	973,113
Total research and development expense	8,970,010	7,830,745	23,623,991	22,599,998
General and administrative expense
Administrative payroll	1,284,875	1,574,631	3,931,714	4,989,512
Professional fees and travel	1,170,867	391,410	1,810,114	1,834,184
Insurance, office expense, and other administrative expenses	942,401	946,241	2,946,104	3,391,149
Share based compensation (general and administrative)	310,816	566,339	871,209	1,294,549
Total general and administrative expenses	3,708,959	3,478,621	9,559,141	11,509,394
Total operating expense	$12,678,969	$11,309,366	$33,183,132	$34,109,392

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Cash and cash equivalents and Short-term and Long-term investments.

Long-lived assets are reported on the Condensed Consolidated Balance Sheets as Property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

(20) Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements. The Company is not aware of any subsequent events that occurred that would be required to be disclosed in, or would be recognized, in these condensed consolidated financial statements.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing multi-specific, high-potency, human immunoglobulin G (hIgGs), without the need for human donors or convalescent plasma, to treat and prevent autoimmune disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including type 1 diabetes (T1D) and other autoimmune disorders. Our internally discovered antibodies are multi-specific, meaning they are comprised of multiple hIgG and can bind to multiple sites on targeted immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders.

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

SAB-142: Our Lead Product Candidate

Our wholly owned lead product candidate, SAB-142 is a human anti-thymocyte globulin (hATG) focused on preventing or delaying the progression of Stage 3 T1D. SAB-142 is a first-in-class, multi-target hATG treatment designed to provide superior efficacy and safety in delaying the onset or progression of T1D. SAB-142 is expected to reduce autoimmune β-cell destruction and delay progression or onset of T1D in patients with Stage 3 or Stage 2 T1D, respectively. The mechanism of action of SAB-142 has been clinically validated in numerous clinical trials with a rabbit anti-thymocyte globulin (rATG), and rATG has demonstrated in multiple clinical trials the ability to slow disease progression in patients with new or recent onset of Stage 3 T1D. In addition, data from more than 700 human subjects treated with antibodies produced by our platform support the expectation of a zero-serum sickness rate and a zero incidence of neutralizing anti-drug antibodies (ADA) within the upcoming SAB-142 clinical trials.

We received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025. We are advancing SAB-142 into a Phase 2b clinical trial called the SAFEGUARD study. On May 29, 2025, the Company held a constructive Type B meeting with the FDA. The meeting followed positive topline data from a Phase 1 single-ascending dose trial in healthy volunteers for SAB-142. The primary discussion centered on questions related to all aspects of SAB-142’s Phase 2b SAFEGUARD clinical trial design and chemistry, manufacturing, and controls processes. The FDA provided clear, constructive, and actionable guidance during the discussion leading to alignment on the design and advancement of our Phase 2b SAFEGUARD study. SAB confirmed its intent with the FDA to utilize the data from this study as supportive evidence for future regulatory approval.

Other Immunology Indications

T- and B-cells are multifunctional lymphocytes whose dysregulation was shown to have a central role in the pathogenesis of more than 80 autoimmune diseases, including T1D, systemic lupus erythematosus (SLE), rheumatoid arthritis (RA), multiple sclerosis (MS) and celiac disease. The therapeutic success to date of lymphocyte-mediating therapies in variety of autoimmune diseases and our in vivo and in vitro pre-clinical and Phase 1 work from SAB-142 in T1D will support direct progression into Phase 2 clinical trials in other autoimmune indications.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials and providing general and administrative support for these operations.

Components of Results of Operations

Revenue

Government grants

There was no revenue recognized for the three and nine months ended September 30, 2025. There was no revenue recognized from government grants for the three months ended September 30, 2024 and approximately $1.2 million recognized from government grants for the nine months ended September 30, 2024. We had various grants from the US Department of Defense that terminated in 2022. We satisfied all obligations under these arrangements as of December 31, 2024.

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

For the three and nine months ended September 30, 2025 and 2024, we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in future periods and vary from period to period.

Major components within our research and development expenses are salaries and benefits (laboratory & animal care), laboratory supplies, animal care, contract manufacturing, clinical trial expense, outside laboratory services, project consulting, and facility expense.

Research and development expenses by component for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Salaries & benefits	$3,324,307	$2,754,884
Laboratory supplies	413,155	377,933
Animal care	340,287	130,369
Clinical trial expense	3,401,934	1,462,044
Outside laboratory services	123,049	1,472,089
Project consulting	56,434	182,387
Facility expense	1,184,212	1,409,182
Other expenses	126,632	41,857
Total research and development expenses	$8,970,010	$7,830,745

	Nine Months Ended September 30,
	2025	2024
Salaries & benefits	$9,857,049	$7,520,853
Laboratory supplies	725,892	1,012,337
Animal care	471,783	419,438
Clinical trial expense	7,244,992	2,897,710
Outside laboratory services	1,044,238	4,562,728
Project consulting	446,308	713,018
Facility expense	3,539,538	5,346,609
Other expenses	294,191	127,305
Total research and development expenses	$23,623,991	$22,599,998

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

Results of Operations

The following tables set forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
Revenue
Grant revenue	$—	$—
Total revenue	—	—
Operating expenses
Research and development	8,970,010	7,830,745
General and administrative	3,708,959	3,478,621
Total operating expenses	12,678,969	11,309,366
Loss from operations	(12,678,969)	(11,309,366)
Other income (expense)
Changes in fair value of warrant liabilities	61,598,908	6,171
Interest expense	(43,292)	(78,036)
Interest income	655,233	277,174
Other income	765,881	754,647
Warrant Issuance Cost	(4,852,292)	—
Total other income	58,124,438	959,956
Income (loss) before income taxes	45,445,469	(10,349,410)
Net income (loss)	$45,445,469	$(10,349,410)

The following tables set forth our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Revenue
Grant revenue	$—	$1,207,712
Total revenue	—	1,207,712
Operating expenses
Research and development	23,623,991	22,599,998
General and administrative	9,559,141	11,509,394
Total operating expenses	33,183,132	34,109,392
Loss from operations	(33,183,132)	(32,901,680)
Other income (expense)
Changes in fair value of warrant liabilities	66,007,621	7,691,363
Interest expense	(177,202)	(247,525)
Interest income	731,293	1,149,624
Other income	1,608,138	1,597,608
Warrant Issuance Cost	(4,852,292)	—
Total other income	63,317,558	10,191,070
Income (loss) before income taxes	30,134,426	(22,710,610)
Net income (loss)	$30,134,426	$(22,710,610)

Comparison of the three and nine months ended September 30, 2025 and 2024

Revenue

We did not recognize revenue for the three months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Revenue	$—	$1,207,712	$(1,207,712)	(100.0)%
Total revenue	$—	$1,207,712

Revenue decreased by $1.2 million, or 100.0%, in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to the JPEO Rapid Response Contract Termination. There was no revenue recognized for the nine months ended September 30, 2025. Included in revenues for the nine months ended September 30, 2024, are closeout activities and charges of $1.2 million due to outside services for laboratory supply disposal.

As a result of the JPEO Rapid Response Contract Termination, we do not expect to generate revenues during the development phase of our primary pipeline development target of Type 1 diabetes, which remains independently financed as we explore potential partnerships, co-development opportunities, and licensing arrangements.

Research and Development

	Three Months Ended September 30,
	2025	2024	Change	% Change
Research and development	$8,970,010	$7,830,745	$1,139,265	14.5%
Total research and development expenses	$8,970,010	$7,830,745

Research and development expenses increased by $1.1 million, or 14.5%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in salaries and benefits (year-over-year increase of $0.5 million, 20.7%),animal care (year-over-year increase of $0.2 million, 161.0%) and clinical trial costs (year-over-year increase of $1.9 million, 132.7%), offset by decreases in outside lab services (year-over-year decrease of $1.3 million, 91.6%), overhead (year-over-year decrease of $0.1 million, 69.1%), and project consulting (year-over-year decrease of $0.1 million, 69.1%). We expect research and development expenses to increase in future years as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Research and development	$23,623,991	$22,599,998	$1,023,993	4.5%
Total research and development expenses	$23,623,991	$22,599,998

Research and development expenses increased by $1.0 million, or 4.5%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The year-over-year change includes an increase in salaries and benefits (year-over-year increase of $2.3 million, 31.1%) and clinical trial costs (year-over-year increase of $4.4 million, (150.0%), offset by a decrease in outside lab services (year-over-year decrease of $3.5 million, 77.1%), overhead (year-over-year decrease of $1.6 million, 37.4%), project consulting (year-over-year decrease of $0.3 million, 37.4%), and laboratory supplies (year-over-year decrease of $0.3 million, 28.3%). We expect research and development expenses to increase in future years as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization.

General and Administrative

	Three Months Ended September 30,
	2025	2024	Change	% Change
General and administrative	$3,708,959	$3,478,621	$230,338	6.6%
Total general and administrative expenses	$3,708,959	$3,478,621

General and administrative expenses increased by $0.2 million, or 6.6%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to an increase in administrative support fees relating to IT and human resources (year-over-year increase of $0.8 million, 93.1%), offset by salaries and benefits (year-over-year decrease of $0.5 million, 25.4%), and a decrease in project consulting (year-over-year increase of $0.1 million, 31.2%).

	Nine Months Ended September 30,
	2025	2024	Change	% Change
General and administrative	$9,559,141	$11,509,394	$(1,950,253)	(16.9)%
Total general and administrative expenses	$9,559,141	$11,509,394

General and administrative expenses decreased by $2.0 million, or 16.9%, in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to a decrease in salaries and benefits (year-over-year decrease of $1.5 million, 23.6%), insurance costs (year-over-year decrease of $0.1 million, 11.4%) and other immaterial administrative support fees relating to IT and human resources (year-over-year decrease of $0.4 million, 10.6%).

While administrative support and non-capitalized financing costs declined as of September 30, 2025, as compared to September 30, 2024, we anticipate that general and administrative expenses will rise as we expand our workforce and invest in the advancement of our lead therapeutic candidate in preparation for potential commercialization. Additionally, as our operations grow in complexity and we progress toward commercialization, we may incur higher costs related to accounting, audit, legal, regulatory compliance, director and officer insurance, and investor relations.

Non-operating Income

	Three Months Ended September 30,
	2025	2024	Change	% Change
Changes in fair value of warrant liabilities	$61,598,908	$6,171	$61,592,737	998,099.77%
Other income	765,881	754,647	11,234	1.5%
Warrant Issuance Cost	(4,852,292)	—	(4,852,292)	—
Total non-operating income	$57,512,497	$760,818

Total non-operating income increased by $56.8 million, or 7459.3%, in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase was primarily driven by a $62 million gain related to the change in fair value of warrant liabilities related to the Series B Offering and the overall change in fair value of warrant liabilities, which increased year-over-year by $61.6 million 998,099.78%). These gains were partially offset by warrant issuance costs associated with the Series B Offering of $4.9 million. The Australian research and development tax credit and dividend income for the three months ended September 30, 2025 was consistent with the Australian research and development tax credit and dividend income for the three months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Changes in fair value of warrant liabilities	$66,007,621	$7,691,363	$58,316,258	758.20%
Other income	1,608,138	1,597,608	10,530	0.66%
Warrant Issuance Cost	(4,852,292)	—	(4,852,292)	—
Total non-operating income (expense)	$62,763,467	$9,288,971

Total non-operating income increased by $53.5 million, or 575.68%, in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This increase was primarily driven by a $62.0 million gain related to the change in fair value of warrant liabilities related to the Series B Offering and the overall change in fair value of warrant liabilities, which increased year-over-year by $58.3 million, 758.2%. These gains were partially offset by warrant issuance costs associated with the Series B Offering of $4.9 million. The Australian research and development tax credit and dividend income for the nine months ended September 30, 2025 was consistent with the Australian research and development tax credit and dividend income for the nine months ended September 30, 2024.

Interest Expense

	Three Months Ended September 30,
	2025	2024	Change	% Change
Interest expense	$43,292	$78,036	$(34,744)	(44.5)%
Total interest expense	$43,292	$78,036

Interest expense in the three months ended September 30, 2025 was consistent with interest expense in the three months ended September 30, 2024.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Interest expense	$177,202	$247,525	$(70,323)	(28.41)%
Total interest expense	$177,202	$247,525

Interest expense in the nine months ended September 30, 2025 was consistent with interest expense in the nine months ended September 30, 2024.

Interest Income

	Three Months Ended September 30,
	2025	2024	Change	% Change
Interest income	$655,233	$277,174	$378,059	136.40%
Total interest income	$655,233	$277,174

Interest income increased by $0.4 million, or 136.4%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily due to interest earned on our investments in debt securities.

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Interest income	$731,293	$1,149,624	$(418,331)	(36.39)%
Total interest income	$731,293	$1,149,624

Interest income decreased by $0.4 million, or (36.39)%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to interest earned on our investments in debt securities, and lower interest earning cash, and cash equivalent balances.

Future interest income will be largely dependent on our total liquid cash and investment balances, which are in turn influenced by our capital resources and future fundraising activities.

Liquidity and Capital Resources

As of September 30, 2025, we had an accumulated deficit of $94.0 million. We anticipate that it will continue to generate losses for the foreseeable future, and expects the losses to increase as we continue the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, we will require additional capital to fund operations in order to support long-term plans.

On July 21, 2025, we entered into the July 2025 Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in the Series B Offering, (i) 1,000,000 Series B Shares, convertible into 100,000,000 Series B Conversion Shares, (ii) the Release Date Warrants to purchase up to 500,000 the Release Date Warrant Shares, and (iii) the Enrollment Date Warrants to purchase up to 1,000,000 Release Date Warrant Shares. We generated approximately $175 million in gross proceeds, before fees and expenses, from the Series B Offering. The Series B Preferred Stock is convertible into common stock, subject to stockholder approval. The net proceeds are intended to fund the Phase 2b SAFEGUARD study of SAB-142 and for general corporate purposes.

See Note10, Stockholder’s Equity, in our condensed consolidated financial statements for more information about the Series B Offering.

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

We did not have an insurance financing note payable at September 30, 2025. At December 31, 2024, we recognized approximately $276 thousand, as an insurance financing note payable in our consolidated balance sheets. We incurred less than $1 thousand and $6 thousand of interest expense related to the insurance financing note for the three and nine months ended September 30, 2025, respectively, and less than $1 thousand and $13 thousand for the three and nine months ended September 30, 2024, respectively. Our current insurance financing agreement was repaid through installment payments, with the final payment on June 22, 2025.

In 2023, we entered into an agreement with First Insurance Funding, which assigned them a first-priority lien on the security interest in the financed policies and associated rights. During the nine months ended September 30, 2024, we made payments on the prior insurance financing agreement with First Insurance Funding with an original principal balance of $765 thousand and an annual interest rate of 7.96%. This prior agreement, structured with similar lien and collateral terms, was fully repaid upon the final installment on September 22, 2024.

Please refer to Note 9, Notes Payable, in our condensed consolidated financial statements for additional information on our debt.

Shelf Registration Statement

On May 3, 2023, we filed a Registration Statement on Form S-3 (Registration No. 333-271768) (the “Shelf Registration Statement”), declared effective on May 17, 2023 by the SEC, which includes a base prospectus that allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $50.0 million. The Shelf Registration Statement is intended to preserve our flexibility to raise capital from time to time, if and when needed. On January 26, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of our common stock registered for sale under the Shelf Registration Statement. In accordance with the terms of the Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through Cantor, acting as our sales agent. We do not currently plan to issue or sell any shares under the Sales Agreement.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(27,998,784)	$(24,759,821)
Net cash used in investing activities	(119,999,975)	(21,293,033)
Net cash provided by (used in) financing activities	168,341,137	(1,389,587)
Effect of exchange rate changes on cash and cash equivalents	184,364	47,550
Net increase (decrease) in cash and cash equivalents	$20,526,742	$(47,394,891)

Operating Activities

Net cash used in operating activities increased by $3.2 million in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to an increase in our non-cash items of $7.3 million, offset by a decrease in cash used in operating activities related to change in our operating assets and liabilities of $4.1 million. Year-over-year changes in cash used by operating activities is explained by shifts in the working capital balances as we continue to invest in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used by investing activities increased by $98.7 million in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to increased purchases of short-term investments. Capital expenditures were minimal through the nine months ended September 30, 2025. We do not anticipate a significant increase in capital asset purchases in the near term, as our investment focus remains on advancing our lead therapeutic candidate through Phase 2 clinical trials.

Financing Activities

Net cash provided by financing activities increased by $169.7 million in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily due to the Series B Offering.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including contract research organizations (“CRO”).

As of September 30, 2025, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

Income Taxes

Due to current and prior year losses we do not expect to have any Income Tax Provision.

We continue to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $7.1 million during the nine months ended September 30, 2025. We have not recognized any reserves for uncertain tax positions.

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

Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 and our most recent Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed with the SEC on August 7, 2025. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2025. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further details.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

The Company recognized no revenue for the three and nine months ended September 30, 2025. We received 100% of our total revenue through grants from government organizations for the three and nine months ended September 30, 2024, respectively. To date, no receivables have been written off.

Interest Rate Risk

As of September 30, 2025 and December 31, 2024, we had cash, cash equivalents, U.S. treasury securities, corporate bonds, investments in exchange traded mutual funds, and money market funds of $161.5 million and $20.8 million, respectively, all of which was maintained in bank accounts, money market funds, mutual funds, and U.S. treasury securities. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2025 and December 31, 2024, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We filed a registration statement to register for resale the shares of common stock issuable upon conversion of all shares of Series B Preferred Stock, including shares of Series B Preferred Stock issuable upon the exercise of warrants, which was declared effective by the SEC on September 30, 2025. The sale of such underlying shares of common stock would represent the sale of a significant number of our securities in the public market, and the perception that such sales may occur, may cause the market price of our securities to decline significantly.

In connection with the Series B Offering, we filed a registration statement to register for sale up to 250,000,000 shares of common stock issuable upon conversion of all shares of Series B Preferred Stock, including shares of Series B Preferred Stock issuable upon exercise of the Enrollment Date Warrants and Release Date Warrants, which registration statement was declared effective September 30, 2025 (as supplemented by the prospectus supplement filed November [ ], 2025, the “Resale Registration Statement”). The registration of these securities, the sale of these securities in the public market, or the perception that holders of a large number of securities intend to sell their securities, could reduce the market price of our common stock and public warrants. Although each stockholder for whom the shares of common stock registered for resale under the Resale Registration Statement is not permitted to convert their shares of Series B Preferred Stock into shares of common stock to the extent that after giving effect to such conversion, such holder would (together with such holder’s affiliates and related parties) beneficially own in excess of 4.99% (or 9.99% at the election of the holder) of the shares of common stock outstanding immediately after giving effect to such conversion, the market price of our common stock could decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them.

Changes in the FDA, other government agencies or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

A prolonged government shutdown or significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns or geopolitical factors) could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. In addition, government funding of other agencies on which our operations may rely, including those that fund research and development activities and clinical trials, is subject to the political process, which is inherently fluid and unpredictable. Disruptions at agencies that fund our research and development activities and our clinical trials, or changes to such agencies’ budgets, may negatively impact our operations and ongoing clinical trials and may limit our ability to seek additional funding in the future. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three and nine months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Certificate of Designations of Preferences, Rights and Limitations of the Series B Convertible Non-Voting Preferred Stock	8-K	001-39871	3.1	July 21, 2025
4.1	Form of Preferred Warrant	8-K	001-39871	4.1	July 21, 2025
4.2	Form of Preferred Warrant	8-K	001-39871	4.2	July 21, 2025
10.1	Form of Securities Purchase Agreement, dated July 21, 2025 by and among SAB Biotherapeutics, Inc. and the purchasers named therein	8-K	001-39871	10.1	July 21, 2025
10.2	Form of Registration Rights Agreement, dated July 21, 2025 by and among SAB Biotherapeutics, Inc. and the holders named therein	8-K	001-39871	10.2	July 21, 2025
10.3	Form of Support Agreement, dated July 21, 2025 by and among SAB Biotherapeutics, Inc. and the holders named therein	8-K	001-39871	10.3	July 21, 2025
10.4	Letter Agreement, dated July 21, 2025 by and between SAB Biotherapeutics, Inc. and RA Capital Healthcare Fund, L.P.	8-K	001-39871	10.4	July 21, 2025
10.5	Amended and Restated 2021 Omnibus Equity Incentive Plan, as amended	8-K	001-39871	10.1	September 26, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SAB BIOTHERAPEUTICS, INC.

Date: November 13, 2025	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chair and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lucy To
Lucy To
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)