Form 10-K
period 2025-12-31
SAB Biotherapeutics, Inc.
filed 2026-03-09
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (305) 845-2813

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2025, was $76,734,681.

The number of shares of the registrant’s common stock outstanding as of March 2, 2026 was 50,951,037.

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

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section and elsewhere in this Annual Report. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Annual Report to conform these statements to actual results or to changes in our expectations. This Annual Report on Form 10-K includes references and citations to third-party publications. Such publications and related materials are provided for informational purposes only. Neither these publications nor the information contained therein is incorporated by reference into, or deemed to form a part of, this Annual Report on Form 10-K, and we do not adopt or endorse the statements made in such materials.

References to SAB Biotherapeutics, Inc.

In this Annual Report, unless otherwise stated or the context otherwise indicates, references to the “Company,” “SAB,” “SAB BIO,” “we,” “our” and “us” mean SAB Biotherapeutics, Inc., a Delaware corporation, and its consolidated subsidiaries.

Trademarks and Tradenames

The SAB BIO logo and other trademarks of the Company appearing in this Annual Report are the property of the Company. All other trademarks, service marks, and trade names in this Annual Report are the property of their respective owners. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols.

Market Data, Forecasts, and Other Information

Unless otherwise indicated, information in this Annual Report concerning economic conditions, our industry, and our markets, including our general expectations and competitive position, market opportunity and market size, is based on a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research. In addition, certain information includes references to third-party publications regarding our business, results of operations, products, and product candidates.

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

PART I

Item 1. Business.

Business Overview

We are a clinical-stage biopharmaceutical company focused on developing multi-specific, high-potency, human immunoglobulin G (hIgG) to treat and prevent immune and autoimmune disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including type 1 diabetes (T1D) and other autoimmune disorders. The Company’s lead candidate, SAB-142, targets autoimmune T1D with a disease-modifying therapeutic approach that aims to potentially change the T1D treatment paradigm by delaying onset and potentially preventing disease progression of Stage 3 T1D patients.

Using advanced genetic engineering and antibody science, we developed a proprietary technology which holds the potential to generate additional novel therapeutic candidates utilizing the human immune response, without the need for human donors or convalescent plasma. We believe it is the only technology capable of producing disease-targeted, hIgG in large quantities without human plasma donors.

We have optimized genetic engineering in the development of transchromosomic cattle, or Tc-Bovine™, to produce hIgG. Our engineering of our production platform drives IgG1 production across our pipeline. In addition, this differentiated approach using polyclonal antibodies has no biosimilar pathway, which provides a significant barrier to competitive polyclonal approaches.

Our proprietary platform holds the potential to generate additional novel therapeutic candidates to expand our pipeline, utilizing the human immune response to generate the optimal repertoire of hIgG for drug targets of interest. Our drug development production system is able to generate a diverse repertoire of specifically targeted, high-potency, hIgGs that can bind to multiple sites on targeted immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders and address a wide range of serious unmet needs in human diseases.

Our Development Pipeline: Advancing a Pipeline in Autoimmune Diseases Led by SAB-142

The following table highlights our current development pipeline:

SAB-142: Our Lead Product Candidate

Our wholly owned lead product candidate, SAB-142 is a potentially disease-modifying, redosable immunotherapy in clinical development for the treatment of autoimmune type 1 diabetes (T1D). SAB-142 is a multi-specific, fully human anti-thymocyte globulin (hATG) with a mechanism of action analogous to that of rabbit ATG (rATG). rATG has demonstrated in multiple clinical trials the ability to slow disease progression in patients with new- or recent-onset of Stage 3 T1D. SAB-142, like rATG, directly targets multiple immune cells involved in destroying pancreatic beta cells, including modulation of “bad acting” T-lymphocytes. By stopping immune cells from attacking beta cells, this treatment has the potential to preserve insulin-producing beta cells. The mechanism of action of SAB-142 has been clinically validated in numerous clinical trials with a rabbit anti-thymocyte globulin (rATG). In addition, data from approximately 800 human subjects have been treated with antibodies produced by our platform, including in the Phase 1 study of SAB-142, where we have seen no incidence of serum sickness and neutralizing anti-drug antibodies (ADAs). We expect this finding to continue through the clinical development of SAB-142.

There is an established regulatory path for T1D indications using the SAB-142 modality. Our regulatory pathway has also been established with the United States Food and Drug Administration (FDA), the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), and the Therapeutic Good Administration (TGA) in Australia. The FDA regulates polyclonal hIgG and mAbs differently, as mAbs are regulated through the Center for Drug Evaluation and Research (CDER) while pAbs are regulated by the Center for Biologics Evaluation and Research (CBER). CBER has approved more than 30 immunoglobulin products from both human- and animal-derived plasma. Further, CBER is very familiar with our production platform and pAb products. We have navigated three SAB drug products through seven clinical trials with one product having advanced to Phase 3, building our safety database as well as positive efficacy data. As our lead program SAB-142 advances, we intend to expand our pipeline in complementary indications through strategic utilization of our platform.

We received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025 and December 2025. We initiated our registrational Phase 2b clinical trial, called the SAFEGUARD study, in Q3 2025 and dosed the first patient in December 2025. In May 2025, SAB confirmed its intent with the FDA to utilize the data from the SAFEGUARD study as supportive evidence for future regulatory approval.

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
•
An estimated 9.5 million people were living with T1D worldwide in 2024, and this number is predicted to increase to 14.7 million by 2040.

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

Other therapeutic modalities, including monoclonal antibodies, are under clinical investigation and have demonstrated evidence of the potential to delay the onset of T1D. In November 2022, the FDA approved Tzield (teplizumab), a humanized anti-CD3 monoclonal antibody for the treatment of patients with two or more diabetes-related auto-antibodies to delay the onset of T1D. However, as with any autoimmune disease, a single treatment such as Tzield cannot address the entire spectrum of the unmet need of patients with Stage 1-4 T1D due to the significant heterogeneity of the disease, where every patient may not respond to the therapy. Currently, Tzield (known as Teizeild in Europe) is approved in the U.S. and in the EU for patients with Stage 2 T1D. Tzield has been filed for approval in the United States for Stage 3 T1D after receiving a Commissioner's National Priority Voucher (CNPV) under the CNPV pilot program in late 2025.

The treatment burden for Tzield for Stage 2 and Stage 3 T1D is one course of intravenous (IV) daily therapy for 14 days at Month 1 and two courses of IV daily therapy for 12 days, at Month 1 and Month 6, respectively. Teplizumab also has an immunogenicity liability. Of patients treated with Teplizumab, 57% had ADAs, 46% of which were neutralizing ADAs.

There are currently no approved therapies in delaying the progression of T1D in new onset Stage 3 T1D patients, thus significant unmet medical needs remain for the development of therapies that target specific patient needs across various stages of T1D diagnosis. New onset Stage 3 T1D is the first indication we plan to pursue with SAB-142, as we continue our work to change the lives of people impacted by T1D through unique disease-modifying therapies.

Clinical Validation of Anti-Thymocyte Globulin in New Onset Type 1 Diabetes

Maintenance of the level of connecting peptide (C-peptide), a short 31 amino acid polypeptide that connects insulin’s A chain to its B chain in the proinsulin molecule, is a validated surrogate endpoint for endogenous insulin production, essential for delaying progression of T1D. Placebo controlled trials with low-dose rATG, defined as a single dose of 2.5 milligram per kilogram (mg/kg) and 0.5 mg/kg administered intravenously over two days in an ambulatory, or outpatient setting, have shown statistically significant maintenance of C-peptide levels and thus a delay in progression of recent onset T1D.

TN-19: Low-Dose rATG Preserved C-peptide in New Onset T1D 1 and 2 Years Post Treatment

Based on the results of a Phase 2 clinical trial, TN19, conducted at the University of Florida, a single dose of rATG showed sustained benefit in T1D over a two-year period by maintaining significantly higher C-peptide levels than a placebo control. In addition to the C-peptide data, rATG treated patients showed a significant reduction in glycated hemoglobin A1C (HbA1C) over the placebo group. However, more than 65% of treated patients in this study reported serum sickness due to the infusion of a non-human antibody, with symptoms that included rash, malaise, fever, and joint swelling, with over 50% of those subjects developing serum sickness of Grade 3-4 (severe and life-threatening according to the CTCAE criteria). The symptoms often required treatment with steroids that control serum sickness but impair diabetes management and reduce the capacity to redose rATG when C-peptide levels begin to drop.

The below graph shows the statistically significant preservation of C-peptide (p=0.00005) and the reduction of HbA1C (p=0.011) at year two in low dose rATG from the TN19 study:

TN-19

Thymoglobulin
Anti-thymocyte Globulin (Rabbit)

Decline in C-peptide AUC Mean
Over Time by Treatment Group

ATG Only – Mean & 95% CI
Placebo – Mean & 95% CI
C-Peptide AUC Mean (nmol/L)
1.2
1.0
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
(p= 0.002)
(p=0.00005)
PBO 31 30 30 30 26 26
ATG 29 29 29 29 29 28
0 3 6 9 12 18 24

HbA$_{1c}$ Over Time
by Treatment Group

ATG Only – Mean & 95% CI
Placebo – Mean & 95% CI
HbA1c (%[mmol/mol]
9.5 [80]
8 [64]
7 [53]
6 [42]
5.5 [37]
5 [31]
4.5 [26]
(p=0.002)
(p=0.011)
PBO 31 30 30 30 27 26
ATG 29 29 29 29 29 28
0 3 6 9 12 18 24

Time on Study (months)

Source: Haller, Michael J., et al. “Low-Dose Anti-Thymocyte Globulin Preserves C-Peptide, Reduces HbA1c, and Increases Regulatory to Conventional T-Cell Ratios in New-Onset Type 1 Diabetes: Two-Year Clinical Trial Data.” Diabetes, vol. 68, no. 6, 2019, pp. 1267–1276.

MELD-ATG: Minimal Effective Low Dose of rATG Preserved C-peptide in New Onset T1D One Year Post Treatment

In September 2025, results from the Phase 2 MELD-ATG trial were published in The Lancet. MELD-ATG was a randomized, double-blind, placebo-controlled, adaptive dose-ranging study evaluating rATG in 117 participants aged 5–25 years with new onset Stage 3 T1D (diagnosed 3–9 weeks prior to treatment).

The primary endpoint was stimulated C-peptide area under the curve (AUC) during a 2-hour mixed-meal tolerance test at 12 months. The 2.5 mg/kg dose demonstrated statistically significant preservation of C-peptide versus placebo (p=0.0028). The 0.5 mg/kg dose, identified as the minimum effective dose, also demonstrated statistically significant preservation of C-peptide versus placebo (p=0.014). At 12 months, the 0.5 mg/kg group demonstrated a statistically significant reduction in adjusted mean HbA1c versus placebo (p=0.024). The 2.5 mg/kg group showed a numerical reduction in adjusted mean HbA1c versus placebo that did not reach statistical significance. Continuous glucose monitoring metrics showed numerically higher time in range in treated participants.

The chart below shows the statistically significant preservation of C-peptide and reduction of HbA1C over one year in the MELD-ATG study:

MELD-ATG

Thymoglobulin
Anti-thymocyte Globulin (Rabbit)

Decline in C-peptide AUC Mean Over Time by Treatment Group

HbA1c Adjusted Mean Difference by Treatment Group

2.5 mg/kg ATG
0.5 mg/kg ATG
Placebo
Change from baseline in mean ln (AUC C-peptide +1), nmol/L per min
0.10
0.05
0
-0.05
-0.10
-0.15
-0.20
-0.25
-0.30
(p=0·0028)
(p=0.014)
0
3
6
12
2.5 mg/kg ATG
0.5 mg/kg ATG
Placebo
Change from baseline HbA1c (%)
0.5
0
-0.5
-1.0
-1.5
-2.0
(p=0.11)
(p=0.024)
0
3
6
12
Time since randomization (months)

Source: Mathieu, Chantal, et al. “Minimum Effective Low Dose of Antithymocyte Globulin in People Aged 5–25 Years with Recent-Onset Stage 3 Type 1 Diabetes (MELD-ATG): A Phase 2, Multicentre, Double-Blind, Randomised, Placebo-Controlled, Adaptive Dose-Ranging Trial.” The Lancet, published online 18 Sept. 2025.

All treated participants experienced at least one AE (most were Grade 1 or 2). Dose-dependent AEs included cytokine release syndrome (33% at 2.5 mg/kg; 24% at 0.5 mg/kg; 0% placebo) and serum sickness (82% at 2.5 mg/kg; 32% at 0.5 mg/kg; 0% placebo). There were no deaths related to adverse events.

Safety Across Clinical Trials of rATG in New Onset T1D

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

Limitations to Rabbit Anti-Thymocyte Globulin

Rabbit ATG shows therapeutic promise, but its heterologous nature and high immunogenicity are problematic given adverse events that could inhibit long term disease modification and redosing. It is well established that treatment with heterologous proteins such as rATG can result in serum sickness, which can trigger Grade 3 or higher adverse events. Serum sickness is defined as a Type 3 hypersensitivity reaction. The heterologous nature of rATG also results in the production of neutralizing ADAs in most patients even after a single course of therapy. Neutralizing ADAs, or NAbs, are a subset of ADAs that bind to the drug and inhibit its pharmacologic action or activity. Once pharmacological function is inhibited, beta cells are left unprotected from attacks by the cytotoxic CD8-positive T-cells or inflammatory mediators, and the disease continues to progress.

SAB-142: Our Proposed Solution for Type 1 Diabetes

SAB-142 is a first-in-class, human, multi-target ATG treatment designed to provide superior efficacy and safety in delaying the onset or progression of T1D and offers a novel human alternative to rabbit- or equine-derived ATG with potential for safe and reliable redosing while eliminating the treatment burden observed with currently available therapies.

While the MOA of our compound closely resembles rATG, we believe SAB-142 has demonstrated clear advantages that are fundamental for safe and reliable redosing required to delay disease progression.

Data from preclinical studies and clinical trials suggest that commercially approved rATG has been shown to transiently restore immune-tolerance and reduce autoimmune attack on pancreatic beta cells in T1D patients. Following IV administration, both rATG and SAB-142 have been shown to target key circulating immune cell types involved in an autoimmune response in T1D. Both ATGs cause a dose proportional sustained exhaustion of CD4+ and CD8+ T-cells while preserving regulatory T cells (Tregs) in addition to modulating other autoimmune pathways involved in T1D pathophysiology. By reducing overreactive CD4+ and CD8+ T cells while preserving Tregs, SAB-142 is expected to reduce autoimmune β-cell destruction to delay the onset (Stage 2) or progression (Stage 3) of autoimmune T1D.

In addition to potentially preserving beta cell function in early T1D patients, SAB-142 offers the potential of safe and reliable redosing when examining clinically meaningful indicators such as C-peptide levels and HbA1c without the potential risk of inducing major immune reactions of animal derived immunoglobulins. In the first-in-human Phase 1 clinical trial, SAB-142 demonstrated zero serum sickness and zero immunogenicity at the target dose levels, including in a cohort of redosed healthy volunteers (HV), thus supporting its potential for safe and reliable redosing.

Clinical Strategy for SAB-142

T1D is an autoimmune disease characterized by destruction of insulin producing beta-cells in the pancreas by the patient’s own immune system. Immunological processes resulting in the breakdown of self-tolerance and gradual destruction of pancreatic beta cells by the patient’s own immune system preceding the clinical onset of disease oftentimes starts very early in patients’ lives, sometimes as early as in utero. T1D affects people of all ages, with the average age of diagnosis at 13 years old. Stage 1 is the start of T1D, marked by individuals having two or more diabetes-related autoantibodies and still normal blood sugar concentrations. In Stage 2, individuals have dysglycemia but without symptoms. Stage 3 is the time of a full clinical diagnosis. Unfortunately, when an individual is first diagnosed with clinical stage T1D, 50-90% of pancreatic insulin-producing beta cells are already destroyed. Hence, it is critical to start therapy that preserves the remaining fully functional beta cells as soon as possible as it may provide the highest benefit throughout the patient’s lifetime. The table below illustrates the therapeutic landscape of T1D and its disease continuum.

T1D Disease Continuum

SAB-142 Has an Established MOA to Potentially Control or Prevent T1D Over Continuum of the Disease

Indication 2:
Stage 1/2: "Delay the onset of T1D
Indication 1:
"Delay the progression of Stage 3"
Indication 3:
"Maintenance of Stage 3"
Genetic Risk
Immune Activation
Immune Response
Starting Point
15x increased risk of T2D in those with relatives with disease
Immune Activation
Beta cells are attacked
Immune Response
Development of single autoantibody
Tzield (teplizumab-mzwv)
Approved for Stage 2
Tzield (teplizumab-mzwv)
Filed BLA with FDA via CNPV
Re-dosing is the key!
Stage 1
Stage 2
STOP
Stage 3
STOP
Stage 4
Normal Blood Sugar ≥ 2 autoantibodies
Abnormal Blood Sugar ≥ 2 autoantibodies
Clinical Diagnosis ≥ 1 autoantibodies
Long-standing Type 1 Diabetes
Indication 4:
"Prevention of transplant rejection in Stage 4 patients receiving islet cell transplantation

As referenced in the above illustration, one of the early proposed studies in our clinical development program will be in those patients with newly diagnosed Stage 3 T1D. Following the trials in Stage 3, we would progress into clinical trials in Stage 2 patients. Stage 2 patients are those who do not yet have a full clinical onset of T1D and have functional beta cells that can be further preserved. In this patient population, we will aim to delay the onset of Stage 3 clinical T1D along with evaluation of the redosing potentially aimed at fully preventing clinical onset of disease. The ultimate vision for SAB-142 is founded on the potential ability to safely redose by delivering a consistent and effective dose of this medication twice per year to fully halt progression of established clinical disease or delay its onset indefinitely.

Clinical Development of SAB-142

On January 28, 2025, we announced positive topline Phase 1 clinical results with the Company’s potentially disease-modifying T1D therapy SAB-142. Based on the data, we advanced SAB-142 into a registrational Phase 2b trial, SAFety and Efficacy of human anti-thymocyte immunoGlobUlin SAB-142 ARresting progression of type 1 Diabetes (SAFEGUARD), in Q3 2025 to evaluate the therapeutic candidate in adult, adolescent, and pediatric patients with new onset, Stage 3 T1D.

We shared additional Phase 1 clinical trial results on December 17, 2025.

SAB-142 Phase 1 HUMAN Clinical Data

The SAB-142 Phase 1 HUman anti-thymocyte biologic in first-in-MAN(HUMAN) clinical trial was designed as a randomized, double-blind, placebo-controlled, single-ascending dose, adaptive design clinical study among HV and one cohort of participants with T1D that commenced dosing in November 2023. The objectives include establishing safety, tolerability, pharmacokinetic (PK), immunogenicity, and pharmacodynamic (PD) profile for SAB-142.

The reported topline results showed the following outcomes in HV cohorts and a redosed HV cohort:

•
Favorable safety profile: SAB-142 was well-tolerated in both HV and T1D patients. SAB-142 demonstrated a safety profile superior to rabbit anti-thymocyte immunoglobulin (rATG) as the data from the Phase 1 trial confirmed SAB-142 does not cause serum sickness (0%, N=0/68) and there were no adverse events (AEs) associated with anti-drug antibodies (ADAs; 0%, N=0/68) at any dose in any cohort, including in the redosed HVs and T1D patient cohort. In all treated participants, there were no drug-related serious adverse events (SAE). Most AEs were mild and associated with day 1-2 infusions, with only Grade 1 flu-like symptoms and transient infusion-site reactions including pruritus and tenderness. The most common AE was headache, which is consistent with typical AEs for T-cell modifying therapies.
•
Demonstrated sustained “T-cell exhaustion” signature: SAB-142 demonstrated PD activity consistent with its intended mechanism of action, including induction of inhibitory receptor expression associated with CD4+ T conventional (“Tconv”) cell exhaustion. Tconv cells are a subset of helper T lymphocytes that play a central role in coordinating immune responses. In T1D, autoreactive T cells contribute to immune mediated destruction of pancreatic beta cells resulting in progressive loss of endogenous insulin production.
o
PD-1+ Tconv Cells: PD-1+ Tconv cells are a type of immune cell that carry a protein called PD-1 on their surface. PD-1 acts as a natural brake on the immune system. When PD-1 levels increase, the activity of these immune cells is reduced. In T1D, certain immune cells attack insulin producing beta cells in the pancreas. When CD4+ Tconv cells express higher levels of PD-1, they become less aggressive and less likely to damage tissue. This state is often referred to as T-cell exhaustion. An increase in PD-1+ Tconv cells after treatment suggests that the immune response may be more controlled. In autoimmune diseases such as T1D, this effect may potentially help slow the destruction of beta cells. As shown in graph below titled “Relative PD-1+ Tconv Cells ± SEM,” treatment with SAB-142 was associated with an increase from baseline in the percentage of PD-1–expressing CD4+ Tconv cells compared to placebo. Following infusion, SAB-142 treated participants exhibited a sustained elevation in PD-1+ Tconv cells over the 120 day period, whereas placebo treated participants remained near baseline levels. The separation between treatment and placebo arms was evident beginning in the early post dose period and persisted through Day 120 supporting target engagement and downstream immunomodulatory activity.

Relative PD-1 + Tconv Cells ± SEM

Note: SAB-142: combined 1.5 mg/kg and 2.5 mg/kg dosed cohorts.

o
TIGIT+ Tconv Cells: Similar to PD-1, TIGIT is a protein found on the surface of certain CD4+ Tconv immune cells and also functions as a natural brake on the immune system. When TIGIT levels increase, the activity of these immune cells is reduced. In T1D, where immune cells attack insulin producing beta cells in the pancreas, higher TIGIT expression on CD4+ Tconv cells is associated with a less aggressive immune response. This reduced activity is also consistent with T-cell exhaustion. An increase in TIGIT+ Tconv cells after treatment suggests that the immune response may be more controlled and may potentially help reduce beta cell destruction. As shown in the graph titled “Relative TIGIT+ Tconv Cells ± SEM,” treatment with SAB-142 was associated with an increase from baseline in the percentage of TIGIT expressing CD4+ Tconv cells compared to placebo. Following infusion, SAB-142 treated participants exhibited sustained elevation in TIGIT+ Tconv cells over the 120 day period, whereas placebo treated participants remained near baseline levels. The separation between treatment and placebo arms was observed during the post dose period and persisted through Day 120 supporting PD activity consistent with immune modulation.

Relative TIGIT+Tconv Cells ± SEM

SAB-142
Placebo
SAB-142
150
100
50
% of Pre-Infusion
Placebo 12 12 10 10 9 8
SAB-142 12 12 12 12 12 12
0 1 2 7 14 30 45 90 120
Day

Note: SAB-142: combined 1.5 mg/kg and 2.5 mg/kg dosed cohorts.

o
CD4+ Tconv Cell Dual Exhaustion Markers: In addition to looking at PD-1 or TIGIT alone, we also measured CD4+ Tconv cells that express two inhibitory proteins at the same time. When CD4+ Tconv cells express combinations such as PD-1 and TIGIT, PD-1 and KLRG1, or KLRG1 and TIGIT, this suggests a deeper level of immune restraint than expression of a single marker alone. Co-expression of these inhibitory proteins is commonly associated with a more exhausted and less active T cell state. As discussed above for PD-1+ and TIGIT+ Tconv cells, higher levels of these inhibitory markers indicate that the immune response may be more controlled. An increase in dual positive Tconv cells after treatment further supports the induction of CD4+ Tconv cell exhaustion. In the context of T1D, this pattern is consistent with reduced immune driven attack on insulin producing beta cells. As presented in the illustration below titled “Tconv Median % Change from Baseline (PD-1/KLRG1, PD-1/TIGIT, KLRG1/TIGIT),” SAB-142–treated participants demonstrated greater median percent increases from baseline in dual positive CD4+ Tconv subsets compared to placebo across multiple time points (Days 30, 45, 90, and 120). The magnitude and persistence of dual marker expression were consistent with enhanced induction of an exhausted phenotype in effector T cells.

Tconv Median % Change from Baseline (PD-1/KLRG1, PD-1/TIGIT, KLRG1/TIGIT)

Note: SAB-142: combined 1.5 mg/kg and 2.5 mg/kg dosed cohorts.

•
Preserved and activated regulatory Tregs: Phase 1 PD data demonstrated that SAB‑142 preserved Tregs while simultaneously inducing markers consistent with Treg activation, an immunologic profile aligned with disease‑modifying potential in Type 1 Diabetes. The graph below demonstrates that Tregs remained stable relative to baseline with no meaningful decline observed through Day 120, indicating that SAB‑142 does not deplete this regulatory subset. Instead, SAB‑142 treatment results in the preservation of Tregs in the 1.5 mg/kg and 2.5 mg/kg dose cohorts in HV.

Note: SAB-142: combined 1.5 mg/kg and 2.5 mg/kg dosed cohorts.

Additionally, SAB‑142 induces expression of the inhibitory receptor TIGIT on Tregs, a recognized marker of Treg activation that may enhance suppressive immune function in HV. The graph below shows that SAB‑142 increases the proportion of TIGIT+ Tregs over time, whereas placebo remains relatively unchanged. Across day 120, the SAB‑142 cohort trends consistently above pre‑infusion baseline with values gradually rising and peaking around Day 90 before stabilizing.

Note: SAB-142: combined 1.5mg/kg and 2.5mg/kg dosed cohorts.

TIGIT+ Tregs acts as a beneficial PD signal potentially contributing to restoration of immune tolerance and improved regulation of effector T‑cell activity implicated in beta cell destruction. Across datasets, Tregs exhibit stability, lack of cytotoxic loss, and activation in response to SAB‑142. These findings support the mechanistic hypothesis that SAB-142 may modulate the autoimmune environment without triggering broad immunosuppression, while maintaining T cell regulatory capacity and promoting exhausted CD4+ T cell profiles associated with C-peptide preservation.

•
Transient lymphopenia supports maintenance dosing: Lymphocytes are white blood cells that help regulate immune responses. Monitoring these levels helps evaluate how a treatment affects overall immune cell counts. Transient lymphopenia, an on-target marker of target engagement and PD activity, was observed in all subjects (100%; N=68) following the induction dose with lymphocyte counts returning to baseline within 1 to 3 days. This pattern was also seen after the second administration in the HV cohort (100%; n=8). As shown in the graph titled “Mean Absolute Lymphocytes ± SEM Normalized to Original Pre-SOI in HV,” lymphocyte levels decreased shortly after dosing and then rapidly returned to pre dose levels. Unlike certain immunomodulatory therapies that deplete lymphocytes for extended periods of up to two years, SAB-142 did not demonstrate sustained lymphodepletion. The rapid recovery of lymphocyte counts suggests immune modulation without prolonged suppression and supports the potential for repeat dosing and maintenance administration at six month intervals.

Mean Absolute Lymphocytes ± SEM Normalized to Original Pre-SOI in HV

150
100
50
0
% of Pre-Infusion
DAY
0
1
14
30
45
50
120
240
247
254
270
285
330
360
Placebo
C3 0.5mg/kg
C4 1.5mg/kg
C5 2.5mg/kg
C6 4.5mg/kg
C7 2.5/1.5 mg/kg

SAFEGUARD: Multicenter, Global Phase 2b for SAB-142 in Stage 3 Type 1 Diabetes Patients

Based on the completed Phase 1 clinical trial, we initiated a global Phase 2b study called SAFEGUARD to assess the safety, efficacy, and tolerability of SAB-142 in patients with Stage 3 new onset T1D. SAFEGUARD, the Company’s multicenter, global, randomized, double-blind, placebo-controlled Phase 2b clinical trial, is designed and powered as a registrational program across multiple regions, including the United States, EMA-member states, the United Kingdom, Australia, and New Zealand.

SAFEGUARD, as shown below, would enroll 159 pediatric, adolescent, and adult participants aged 5–40 years with new onset Stage 3 T1D within 100 days of diagnosis and baseline C-peptide ≥200 pmol/L. The study consists of Part A, a 12 patient cohort, and Part B, a 147 patient randomized cohort evaluating two active dose levels of SAB-142, 1.5 mg/kg and 2.5 mg/kg vs. placebo administered intravenously using a split two-day dosing regimen, with a second dose at Month 6. The primary efficacy endpoint of the Phase 2b trial is stimulated C-peptide following a 2-hour Mixed Meal Tolerance Test (MMTT) at 12 months, powered to detect at least a 40% difference with 80% power. Key secondary and other endpoints include HbA1c, Time in Tight Range, Time in Range, Time Above and Below Range, insulin use, hypoglycemic episodes, and other safety assessments. These endpoints are structured to evaluate the potential of SAB-142 to preserve beta cell function and modulate the underlying autoimmune activity responsible for T1D progression.

SAFEGUARD: Global Phase 2b Study Design

Global study initiated with **topline results expected 2H 2027**

United States (FDA) NCT07187531

Europe (EMA)

United Kingdom (MHRA)

Australia (TGA)

New Zealand (MEDSAFE)

Phase 2b Study Design

Part A

Stage 3 T1D Randomized 1:1

Dose	n
1.5 mg/kg	n=6
2.5 mg/kg	n=6

Part B

Stage 3 T1D Randomized 1:1:1

Dose	n
2.5 mg/kg	n=49
1.5 mg/kg	n=49
Placebo	n=49

Primary Endpoint:

Stimulated C-peptide
following 2-hr MMTT at 12 months
(detect at least 40% difference with 80% power)

Secondary Endpoint:

Leading Clinical Endpoint:
HbA1C

Other secondary Endpoints:

- Time in Tight Range, Time in Range, Time Above and Below Range
- Hypoglycemic episodes
- Safety
- Insulin use

All participants, including placebo, who complete the blinded portion of SAFEGUARD Part B are eligible to enroll into Part C, a 12-month long-term extension (LTE). Part C of SAFEGUARD is designed to evaluate the maintenance phase safety and efficacy of SAB‑142 over a 24‑month treatment period where all individuals receive active treatment to support long‑term assessment of durability, redosing feasibility, and extended safety monitoring. Part C enables the Company to collect efficacy and safety data up to 24 months, including redosing safety, maintenance PD activity, and extended metabolic outcomes. In addition to supporting a more robust safety database, Part C provides continuity for sites and participants after completion of Part B and enhances the probability of regulatory approval by contributing multi‑dose, long‑duration exposure data.

The Phase 2b study’s global design, registrational powering, and comprehensive metabolic and immunologic endpoints are intended to support potential future regulatory submissions. On May 29, 2025, the Company held a constructive Type B meeting with the FDA. The meeting followed positive topline data from a Phase 1 single-ascending dose trial in healthy volunteers for SAB-142. The primary discussion centered on questions related to all aspects of SAB-142’s Phase 2b SAFEGUARD clinical trial design and chemistry, manufacturing, and controls processes. The FDA provided clear, constructive, and actionable guidance during the discussion leading to alignment on the design and advancement of our Phase 2b SAFEGUARD study. SAB confirmed its intent with the FDA to utilize the data from this study as primary evidence for future regulatory approval. Although, while our ongoing Phase 2b study is designed to provide robust evidence of safety and efficacy, the FDA may require additional supportive clinical trial(s) beyond this study to establish substantial evidence sufficient for BLA approval.

The study was initiated in Q3 2025 and the first patient was dosed in December 2025. Global trial startup activities are underway and study is actively enrolling and dosing patients at multiple global sites with topline data expected in the second half of 2027.

In addition, our clinical development efforts are supported by global T1D research organizations, including INNODIA, the Australasian Type 1 Diabetes Immunotherapy Collaborative, Breakthrough T1D, UK T1D Research Consortium, and specialized clinical research networks such as AK Clinical Research. Collectively, these partnerships reflect our strategy to conduct SAB‑142 development alongside leading T1D scientific and clinical experts around the world, integrating academic leadership into study design, patient engagement, and scientific interpretation.

Other Immunology Indications

T- and B-cells are multifunctional lymphocytes whose dysregulation was shown to have a central role in the pathogenesis of more than 80 autoimmune diseases, including T1D, systemic lupus erythematosus (SLE), rheumatoid arthritis (RA), multiple sclerosis (MS), and celiac disease. The therapeutic success to date of lymphocyte-mediating therapies in a variety of autoimmune diseases and our in vivo and in vitro pre-clinical and Phase 1 work from SAB-142 in T1D supports direct progression into Phase 2 in other autoimmune indications.

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

Through our production platform, we have engineered a targeted hIgG production platform that emulates the way that the human immune system synergistically targets the complexity of human disease. The discovery, development, and production process represents a “plug-and-play” approach:

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

Manufacturing Strategy

In support of our operations, we currently operate two plasma fractionation and purification facilities in Sioux Falls, South Dakota: a 50L small batch scale cGMP suite that has produced clinical grade drug product to accommodate Pre-Clinical and Phase 1 studies, and a 200L scale larger batch cGMP suite that was completed in 2021 which can be used to produce clinical grade drug product to accommodate larger sized advanced Phase 2 clinical studies or Emergency Use scale. As we continue to scale our manufacturing process and capabilities around the advancement of our SAB-142 program, we will begin expanding our manufacturing footprint and adding manufacturing redundancy with a Contract Development and Manufacturing Organization (CDMO) for producing late-stage clinical drug supply and commercial drug product.

In addition, we continue to maintain supportive laboratory facilities and operations in Sioux Falls, South Dakota, for drug discovery, product and process development, and clinical manufacturing. We have fully GLP and cGMP compliant quality control testing facilities and we have further developed our own internal antigen (immunogen) discovery and production capabilities to accommodate the Tc Bovine immunizations that improve our overall plasma production speed and efficiency further enhancing our drug discovery and scaled clinical manufacturing timeline. We recently completed an expansion of our research and development laboratory facilities to accommodate our discovery programs, support for our pre-clinical pipeline programs, and process development research for our clinical drug product candidates.

Our Tc Bovine are housed at dedicated specialty facilities, accredited by the American Association for Accreditation of Laboratory Animal Care (the “AAALAC”) that cater to the production, health, safety, and welfare of the animals, and provide plasma production. The upstream process is scalable. Animals donate plasma three times per month (up to 2.4% of bodyweight each time). To produce more product, more animals are added to the program and immunized to the target. To support the continued scaling of our SAB-142 program and the implementation of a robust risk‑mitigation strategy, we are expanding our Tc Bovine capacity by establishing a second, redundant animal facility at a separate location.

Competition

The biopharmaceutical industry is highly competitive and subject to rapid and significant technological change as research provides a deeper understanding of the pathology of diseases and new technologies and treatments are developed. We believe our scientific knowledge, technology, and development capabilities provide us with substantial competitive advantages, but we face potential competition from multiple sources, major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, academic research institutions, governmental agencies, and public and private research institutions worldwide. We consider the following companies to be among our competitors or future competitors: Sanofi S.A., Sana Biotechnology, Imcyse, vTv Therapeutics, Century Therapeutics, IM Therapeutics, Sernova, and Biomea Fusion.

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

Intellectual Property

We actively seek to protect the intellectual property and proprietary technology production platform that we believe is important to our business, which includes seeking and maintaining patents covering our technology production platform and products, and any other inventions that are commercially or strategically important to the development of our business. We also seek to protect the confidentiality of trade secrets that may be important to the development of our business. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. In addition, we believe our first-ever, wholly-owned, discovered in-house platform, which is capable of generating a diverse repertoire of multi-specific, targeted, fully human immunoglobulins (hIgG), is unique, and we leverage a multi-level IP strategy with no biosimilar pathway creating high barriers to entry.

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

As of March 2026, our patent portfolio includes over 50 issued patents or pending applications. We have made strategic filings in jurisdictions including the United States, Australia, Canada, China, Europe, Japan, and Korea.

These patent families cover:

•
Granted patents in the U.S., Europe, Japan, and other major markets relating to a HAC vector comprising a gene encoding the human antibody heavy chain, a gene encoding the human antibody light chain, and and optionally a gene encoding IgM heavy chain constant region derived (at least in part) from an ungulate and an ungulate class switch regulatory element (expiring in 2033).
•
Granted patents in the U.S., Europe, Japan, and other major markets relating to a HAC vector comprising a gene encoding the human antibody heavy chain, a gene encoding the human antibody light chain, and a gene encoding IgM heavy chain constant region derived (at least in part) from an ungulate (expiring in 2030 and in the U.S., 2031).
•
Granted U.S. patents relating to methods for producing hIgG against a pathogen comprising injecting a non-human animal with a pathogen-derived DNA vaccine in at least two locations of the animal (expiring in 2036).
•
Granted U.S. patent and a pending U.S. application covering ungulate-derived human immunoglobulins that specifically bind coronavirus S protein, and methods of making and using the same in treating or preventing coronavirus disease (expiring in 2041).
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
•
Additionally related to anti-thymocyte globulin (ATG) products, pending PCT and U.S. patent applications covering ungulate-derived polyclonal immunoglobulin compositions comprising human or substantially human immunoglobulins that specifically bind human thymocytes, and improved methods of making and using the same in treating or preventing T1D (if issued, naturally expiring in 2045).
•
Pending U.S. and European applications covering ungulate-derived hIgG that specifically bind influenza antigen, and methods of making and using the same in treating or preventing influenza (if issued, naturally expiring in 2042) and improvements thereof (if issued, naturally expiring in 2044).

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

The FDA considers, with limited exclusions, the altered genomic DNA in an animal to be a drug because such altered DNA is an article intended to affect the structure or function of the body of the animal, and, in some cases, intended for use in the diagnosis, cure, mitigation, treatment, or prevention of disease in the animal. In the United States, new animal drugs are subject to regulation under the Federal Food, Drug, and Cosmetic (FDCA), and under the FDCA, in general, a new animal drug is “deemed unsafe” and adulterated unless the FDA has approved a NADA for its intended use or unless the drug is only for investigational use and conforms to specified exemptions for such use under an investigational new animal drug (INAD) exemption. Further, early in the development process, FDA has allowed the submission of information to FDA’s Center for Veterinary Medicine (the “CVM”), without the establishment of an INAD file, such as through creation of a veterinary master file (VMF), subject to certain conditions such as restrictions on introducing any food derived from such investigational animals into the food supply.

The requirements governing development and approval of a new animal drug are analogous to those for new human drugs. A NADA must generally be accompanied by payment of a substantial user fee and must contain substantial evidence of the safety and effectiveness of the new animal drug as well as detailed descriptions of the methods used in and the facilities and controls used for the manufacturing, processing and packaging of the new animal drug to enable FDA to reach a determination that such methods, facilities and controls are adequate to preserve the identity, strength, quality and purity of the new animal drug. Further, when FDA reviews and approves a NADA, FDA generally conducts a review of environmental risks pursuant to the requirements of the National Environmental Policy Act (NEPA), if any and where required.

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

U.S. Review and Approval Processes

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a NADA requesting approval of the altered genomic DNA in donor animals and a BLA requesting approval to market the product for one or more indications. The BLA must include results of product development, laboratory and animal studies, human studies, information on the manufacture and composition of the product, proposed labeling, and other relevant information. The testing and approval processes require substantial time and effort, and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

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

Government Regulation Outside of the United States

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

In June 2024, we announced a new brand, logo mark, and visual identity to reflect the company’s strategic evolution in immunotherapy as SAB BIO.

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

Human Capital

As of December 31, 2025, we had 86 full-time employees, and of these employees, 53 were engaged in research and development activities, 17 were engaged in clinical activities and 16 were engaged in general and administrative activities. As of December 31, 2025, none of our employees were represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good. We emphasize several measures and objectives in managing its human capital assets, including, among others, (i) employee safety and wellness, (ii) talent acquisition and retention, (iii) employee engagement, development, and training, (iv) diversity and inclusion and (v) compensation. These targeted ideals may include annual bonuses, stock-based compensation awards, a 401(k) plan with employee matching opportunities, healthcare, and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, and/or employee assistance programs. We also provide our employees with access to various innovative, flexible, and convenient health and wellness programs. We designed these programs to support employees’ physical and mental health by providing tools and resources to improve or maintain their health status and encourage engagement in healthy behaviors.

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
•
Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny.
•
A prolonged U.S. federal government shutdown could materially and adversely affect our business, operations, and legal proceedings.
•
Unfavorable global economic conditions and government regulations could adversely affect our business, financial condition or results of operations.
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
•
Tariffs could adversely affect our business and financial results.
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
•
Patent applications may be denied or issued patents covering our products and product candidates could be found invalid or unenforceable.
•
We may not be able to protect our intellectual property rights throughout the world.
•
We may be unable to protect the confidentiality of our trade secrets and know-how.
•
We rely heavily on trade secrets and proprietary know-how to protect our technology, and if our employees, consultants, or collaborators disclose such information or if our Tc Bovine, HAC or proprietary cell lines are misappropriated, competitors could replicate our platform.
•
The U.S. government may have march-in rights with respect to certain of our intellectual property, which could limit our ability to exclusively commercialize products developed with government funding.
•
If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.
•
The regulatory pathway for approval of biosimilars or interchangeable biologics to our products is uncertain, which may create competitive risks
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

We cannot guarantee that any clinical trials will be conducted as planned or completed on schedule, if at all. Clinical development is susceptible to failure at any stage, including failure to demonstrate efficacy, occurrence of unacceptable adverse events, failure to comply with protocols or regulatory requirements, or determination by regulators that a product candidate is not approvable. Clinical trials may fail to detect beneficial effects or toxicity, or may indicate effects that differ from actual results. Serious adverse events or tolerability issues could hinder or prevent market acceptance of the product candidate.

The FDA and foreign regulatory authorities have substantial discretion in the drug approval process. The number and types of preclinical studies and clinical trials required for approval varies depending on the product candidate and target disease. Approval policies, regulations, and data requirements may change during development and vary among regulatory authorities. Regulatory agencies can delay, limit, or deny approval for many reasons, including:

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

This lengthy approval process, as well as the unpredictability of future clinical trial results, may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. The FDA or a comparable foreign regulatory authority may require more information, including additional preclinical or clinical data to support approval, which may delay or prevent approval and our commercialization plans, or which may lead us to decide to abandon the development program.

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

Even if we obtain regulatory approval for our product candidates, our products will remain subject to regulatory scrutiny.

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

A prolonged U.S. federal government shutdown could materially and adversely affect our business, operations, and legal proceedings.

On October 1, 2025, the federal government of the United States began a shutdown at 12:01 a.m. EDT as a result of congressional failure to pass appropriations legislation for the 2026 fiscal year, which began that day, and lasted for 43 days. Subsequent partial federal government shutdowns occurred in January and February of 2026. A continued and prolonged shutdown could materially and adversely affect our business, operations, financial condition, and legal matters. A federal government shutdown may result in the furlough of federal employees, reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the FDA, the HHS, and the U.S. Patent and Trademark Office. During such periods, review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In addition, the Administrative Office of the U.S. Courts and federal judiciary operations rely on appropriated funds and fee-based reserves that may be exhausted in the event of an extended shutdown. If federal court funding lapses or is limited to “essential” functions only, civil litigation, bankruptcy proceedings, and regulatory enforcement actions involving us or our affiliates could be postponed or suspended. Any such delay could impede our ability to resolve disputes, enforce contractual rights, or obtain timely judicial relief, which may have a material adverse effect on our financial position or prospects. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, the federal government shutdown, or uncertainty regarding the continuity of government operations could have a material adverse effect on our business, results of operations, and stock price.

Unfavorable global economic conditions and government regulations could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Factors such as geopolitical events (including the ongoing wars in Iran, Ukraine and Israel and the risk of increased tensions between China and Taiwan), inflationary pressures, public health crises, and U.S. election cycles, and changes in government administration and policies have caused extreme volatility and disruptions in the capital and credit markets in recent years. Uncertainty or unfavorable global economic conditions could result in a variety of impacts to our business, including weakening demand for our products, and adversely impacting our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained in the past and may in the future strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Further, the Trump administration has proposed or enacted tariffs and substantial changes to trade policies, which could adversely affect our business. For example, the Trump administration has imposed tariffs on certain foreign products, including from Canada, Mexico and China, that in the past have resulted in and may result in future retaliatory tariffs on U.S. goods and products. Additionally, on September 25, 2025, the current U.S. administration announced a 100% tariff on brand-name or patented drugs unless pharmaceutical companies expand their manufacturing operations in the U.S., and may impose more restrictions on goods. Although the pharmaceutical tariff is currently on hold, this could have a material adverse effect on our supply chain and business prospects as well as the larger biopharmaceutical industry. While certain tariffs have subsequently been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. We cannot predict whether these policies will continue, or if new policies will be enacted, or the impact, if any, that any policy changes could have on our business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

There is also uncertainty surrounding potential changes to the healthcare regulatory environment in the United States, and it is not possible to predict how these changes may be implemented, and the ultimate effects of such changes on our business. In addition, the U.S. federal government and other governments may reduce funding for health care or other programs or make changes that adversely affect the number of persons eligible for certain programs, the services provided to enrollees in such programs and premiums we can charge. The levels of U.S. federal government spending are difficult to predict and are subject to significant risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new presidential administration and Congress, and what challenges budget reductions, if any, will present for our business and our industry generally. For example, on January 20, 2025, President Trump established by executive order the U.S. DOGE Service Temporary Organization ("DOGE") to reform federal government processes and reduce expenditures, and on February 5, 2025, the Centers for Medicare & Medicaid Services, or CMS, announced that it is collaborating with DOGE to determine where there may be opportunities for more effective and efficient use of resources. Further, there are reports that the administration is exploring and implementing policies which may put limits on, or freeze, credit card spending by government employees on behalf of government agencies. Additionally, the Trump administration took several Executive Actions, including the issuance of a number of Executive Orders, that imposed significant burdens on, or otherwise materially delayed, the FDA’s ability to engage in routine oversight activities, such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether additional orders will be implemented, or how these orders will be rescinded and replaced under the current or future administrations.

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

We do not have the ability to conduct all aspects of our preclinical studies or clinical trials ourselves. We depend on third parties, including contract research organizations (CROs), contract testing organizations (CTOs), contract manufacturers, and clinical investigators to perform research, preclinical studies, and clinical trials. The timing of our development programs will therefore be partially controlled by such third parties and may result in delays. As the sponsor of the INADs, INDs, and clinical protocols governing our trials, we remain responsible for ensuring compliance with applicable protocols and regulatory standards. We and our third-party contractors must comply with Good Laboratory Practice (GLP) requirements for preclinical studies and Good Clinical Practice (GCP) requirements for clinical trials, which are enforced by the FDA and comparable foreign regulatory authorities through periodic inspections. If we or our contractors fail to comply with these requirements, the data generated may be deemed unreliable, and regulators may require us to repeat studies or trials, which would delay the approval process.

Principal investigators for our clinical trials may serve as scientific advisors or consultants and receive compensation for such services. The FDA or comparable foreign regulatory authorities may conclude that such financial relationships create conflicts of interest that affect interpretation of trial data. This could result in regulators questioning data integrity, leading to delays or rejection of our marketing applications.

There is no guarantee that CROs, CTOs, clinical investigators, or other third parties will devote adequate time and resources to our development activities or perform as contractually required. Third-party performance may also be interrupted by public health emergencies. If any third party fails to meet deadlines, adhere to protocols, or meet regulatory requirements, our development timelines may be extended or suspended. If clinical trial sites terminate, we may lose follow-up information on enrolled subjects unless we can transfer them to another qualified site.

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

We may encounter difficulties in scaling up our manufacturing processes, which may result in unanticipated technical challenges and require additional regulatory inspections or authorizations. Scaling difficulties could include problems with raw material suppliers, production yields, quality control, personnel shortages, capacity constraints, regulatory compliance, and production costs. Manufacturing costs could be greater than expected and materially affect the commercial viability of our product candidates. Failure to scale production to commercial quantities could jeopardize successful commercialization of any approved products.

The manufacture of polyclonal antibodies from transgenic animals is complex and requires significant expertise. Manufacturers often encounter difficulties in scaling up, validating production, and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, operator error, personnel and raw material shortages, and regulatory compliance. If contaminants are discovered in our animal production facility, it may need to be closed for an extended period. We cannot provide assurance that stability or other manufacturing issues will not occur in the future.

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

There is a risk that we may experience manufacturing issues associated with the differences in donor starting materials, interruptions in the manufacturing process, contamination, equipment or reagent failure, improper installation or operation of equipment, vendor or operator error, and variability in product characteristics. Even minor deviations from our normal manufacturing processes could result in reduced production yields, lot failures, product defects, product delays, product recalls, product liability claims and other supply disruptions. Further, as product candidates advance through preclinical to later-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered in an effort to optimize processes and results. We may not achieve our intended objectives and any of these changes could cause our product candidates to perform differently than we expect, potentially affecting the results of future clinical trials.

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

Our product candidates are based on materials produced by genetically engineered bovines. As of February 18, 2026, we maintain a herd of approximately 153 genetically engineered production animals at a single location in South Dakota and a larger herd of recipient animals at other locations. Our ability to produce product candidates is dependent on the continued health and productivity of these animals. The supply of our product candidates can be adversely impacted by outbreaks of livestock diseases, which can have a significant adverse impact on our financial condition. Our animals produced by the recipient herd do not typically become productive until 18 months from the start of gestation. If all or a material number of the productive herd were to become diseased, injured or die as a result of bacterial, fungal or viral infections, such as foot and mouth disease, or natural disaster or other occurrences of any kind, it would have a material adverse effect on our ability to produce product candidates and on our business, financial condition and results of operations.

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

See Item 1C. “Cybersecurity”, of this Annual Report for more information.

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

Tariffs could adversely affect our business and financial results.

We purchase components of our product candidates, including consumable supplies and raw materials, from U.S. domestic sources, as well as various global sources including but not limited to those located in China and the European Union. . The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the United States has announced tariffs on many goods imported from specified nations. In addition, there are currently discussions concerning potential increased tariffs for pharmaceutical and medical device products, which may impact our supply chain and create uncertainty in the broader pharmaceutical industry. While certain tariffs have been suspended, modified or temporarily reduced, we cannot predict the results of the U.S. government’s trade negotiations or the outcome of ongoing legal challenges to specific tariff policies. Changes in U.S. trade policy, including recently announced tariffs, related to countries where we or our suppliers operate could result in increased costs for raw materials, components, or finished goods for us, or challenges for our third-party contract manufacturers, distributors and suppliers to continue to meet demands for our products at current prices. These cost increases may reduce our margins, require us to raise prices, or make our products less competitive in the marketplace.

Additionally, retaliatory tariffs imposed by other countries on U.S. exports could adversely impact demand for our products in international markets or increase the costs of conducting business. If we are unable to mitigate these risks through supply chain adjustments, pricing strategies, or other measures, our financial performance and growth prospects could be negatively affected.

Risks Related to Our Intellectual Property

Our success depends on our ability to maintain the proprietary nature of our technology.

Our success in large part depends on our ability to maintain the proprietary nature of our technology and other trade secrets. To do so, we must prosecute and maintain existing patents, obtain new patents, protect trade secrets and pursue other intellectual property protection. We also must operate without infringing the proprietary rights of third-parties or allowing third-parties to infringe our rights. Patent issues relating to pharmaceuticals and biologics involve complex legal, scientific and factual questions. To date, no consistent policy has emerged regarding the breadth of biotechnology patent claims that are granted by the US PTO or enforced by the federal courts. Therefore, we do not know whether any particular patent applications will result in the issuance of patents, or that any patents issued to us will provide us with any competitive advantage. We also cannot be sure that we will develop additional proprietary products that are patentable. Furthermore, there is a risk that others will independently develop or duplicate similar technology or products or circumvent the patents issued to us.

While we rely on a combination of patents, trademarks and trade secret protection, as well as other contractual agreements to protect the intellectual property related to product candidates and proprietary technologies, our strategy and future prospects are based, in particular, on our patent portfolio and regulatory exclusivity. The uncertainties with respect to the legal system in the US, Europe and other countries, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations with little advance notice, or policies and practices that weaken the intellectual property framework (such as laws or regulations that promote or provide broad discretion to issue a compulsory license) could adversely affect us and limit the legal protections available to us. We will best be able to protect our technologies, and product candidates and their uses from unauthorized use by third parties to the extent that valid and enforceable patents, effectively protected trade secrets, or other regulatory exclusivities, cover them. However, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

The patent position and other intellectual property rights of biopharmaceutical companies involve complex legal, administrative and factual questions, and the issuance, scope, validity and enforceability of patents cannot be predicted with certainty. Also, intellectual property rights have limitations and do not necessarily address all potential threats to our competitive advantage. Our ability to obtain patent protection for our technologies and product candidates is uncertain, and the degree of future protection afforded by such intellectual property rights is uncertain due to a number of factors, including, but not limited to:

•
we may not have been the first to make or file patent applications for the inventions covered by pending patent applications or issued patents;
•
others may independently develop identical, similar or alternative technologies, products or compositions and uses thereof;
•
any or all of our pending, or any future patent applications may not result in issued patents;
•
any patents issued to us may not provide a basis for commercially viable products, or may not provide any competitive advantages in countries of significant business opportunity;
•
third parties may initiate interference, re-examination, post-grant review, inter partes review, or derivation actions in the US Patent and Trademark Office (“USPTO”), or oppositions in the European Patent Office (“EPO”), or observations or protests, or any similar actions in other patent administrative or court proceedings worldwide that challenge the validity, enforceability or scope of such patents, which may result in our patent claims being narrowed or invalidated which could limit our ability to prevent competitors from developing and marketing similar products;
•
our technologies, compositions and methods may not be patentable;
•
others may design around our patent claims to produce competitive products or uses which fall outside of the scope of our patents;
•
third parties may have blocking patents that could prevent us from marketing our products or practicing our own patented technology;

•
patent terms may be inadequate to protect our competitive position on our technologies, and product candidates for an adequate amount of time;
•
the Supreme Court of the US, other US federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, or change the patent lifetime of, our patents; and
•
the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent. While an unintentional lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.

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

We have extensive experience collaborating with multiple parties in Government and industry, and have agreements and collaborations that allow potential claims and actual rights, such as shared publication rights, shared inventions, access to assets, potential claims of co-inventorship, limited rights to data, general purpose rights to data, and other claims that may affect our business operations, intellectual property portfolio, interruption of operating assets or our ability to protect our own rights. There can be no assurance that our competitors, suppliers, service providers, collaborators or other parties will not succeed in asserting rights that are or become contrary to our interests.

Changes in patent law in the United States and in ex-U.S. jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States enacted wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the US PTO, the laws and regulations governing patents, particularly those directed to pharmaceutical and biopharmaceutical products and uses could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. We cannot predict how these decisions or any future decisions by the U.S. Congress, the federal courts or the US PTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition.

Patent applications may be denied or issued patents covering our products and product candidates could be found invalid or unenforceable.

Even if patents do successfully issue and even if such patents cover our technologies, products, product candidates, compositions and methods of use, third parties may initiate interference, re-examination, post-grant review, inter partes review, or derivation actions in the USPTO, third-party oppositions at the EPO or observations or protests, or similar actions challenging the validity, enforceability or scope of such patents in other patent administrative proceedings worldwide, which may result in our patent claims being narrowed or invalidated. Such proceedings could result in revocation or amendment of such patents in such a way that they no longer cover our technologies, product candidates or competitive products. Further, if we initiate legal proceedings against a third-party to enforce a patent covering our product, product candidate or technology, the defendant could counterclaim that the patent covering our product, product candidate or technology is invalid or unenforceable. In patent litigation in the US, certain European and other countries worldwide, it is commonplace for defendants to make counterclaims alleging invalidity and unenforceability in the same proceeding, or to commence parallel defensive proceedings such as patent nullity actions to challenge validity and enforceability of asserted patent claims. Such proceedings could result in revocation or amendment of such patents in such a way that they no longer cover our technologies, product candidates or competitive products.

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

We may be unable to protect the confidentiality of our trade secrets and know-how.

In addition to seeking patent protection for our products and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaboration partners, consultants, advisors, vendors, university and/or institutional researchers and other third parties. We also have entered or seek to enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and once disclosed we may lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable and may be inadequate. In addition, some courts inside and outside the US are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to, or independently developed by, a competitor, our competitive position would be harmed.

Additionally, because our manufacturing platform is embodied in living biological assets, such as our Tc bovine (our transchromosomic cattle) that embody our engineered human artificial chromosome (HAC)—we face unique risks of physical misappropriation. Unlike traditional pharmaceutical manufacturing equipment or cell lines that can be secured in controlled laboratory environments, our cattle must be maintained in agricultural facilities where they may be more vulnerable to theft or unauthorized access. If one or more of our transchromosomic cattle, particularly breeding animals, were stolen or otherwise misappropriated, a competitor could potentially use such animals to establish a competing herd capable of producing human polyclonal antibodies. The self-replicating nature of these biological assets means that even a small number of misappropriated animals could, over time, be bred into a substantial competing platform. While we maintain security measures and contractual protections, there can be no assurance that these measures will be sufficient to prevent such misappropriation, and our legal remedies in the event of theft may be inadequate to prevent a competitor from exploiting misappropriated genetic material, particularly in jurisdictions with weaker intellectual property enforcement. Any such misappropriation could materially and adversely affect our competitive position, business, financial condition, and results of operations.

We rely heavily on trade secrets and proprietary know-how to protect our technology, and if our employees, consultants, or collaborators disclose such information or if our Tc Bovine, HAC or proprietary cell linesare misappropriated, competitors could replicate our platform.

Our competitive advantage depends significantly on trade secrets and proprietary know-how related to our DiversitAb platform, including specialized knowledge concerning the genetic engineering, breeding, husbandry, immunization protocols, and antibody harvesting processes for our Tc bovine cattle with fully humanized immune systems. We seek to protect this information through confidentiality agreements, invention assignment agreements, and other contractual protections with our employees, consultants, scientific advisors, contractors, and collaborators. However, these agreements may be breached, and we may not have adequate remedies for any such breach. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by competitors.

We face particular risks that current or former employees, consultants, or collaborators who have knowledge of our proprietary methods and techniques could join competitors or form competing enterprises and use that knowledge to replicate aspects of our platform. While we typically require such individuals to sign non-disclosure and, where enforceable, non-compete agreements, these protections may be difficult to enforce, may be subject to legal limitations on enforceability in various jurisdictions, and may not prevent the use of general knowledge, skills, and experience acquired during their tenure with us. The highly specialized nature of our platform means that a relatively small number of individuals possess critical expertise regarding our Tc bovine, our proprietary HAC and cell lines and associated manufacturing and production processes, making the departure of any such individual to a competitor a significant risk.

The U.S. government may have march-in rights with respect to certain of our intellectual property, which could limit our ability to exclusively commercialize products developed with government funding.

Certain of our technologies and product candidates have been developed with funding from the U.S. government, including through contracts with government agencies. As a result, the government may have certain rights to our intellectual property under the Bayh-Dole Act of 1980 and related regulations. Under the Bayh-Dole Act, the U.S. government retains a non-exclusive, royalty-free license to practice any government-funded invention for governmental purposes. More significantly, the government has "march-in" rights, which allow it to require us or our licensees to grant licenses to third parties, or to grant such licenses itself, if the government determines that: (i) we have not taken, or are not expected to take within a reasonable time, effective steps to achieve practical application of the invention; (ii) action is necessary to alleviate health or safety needs which are not reasonably satisfied by us; (iii) action is necessary to meet requirements for public use specified by federal regulations and such requirements are not reasonably satisfied by us; or (iv) we have failed to comply with the agreement regarding the preference for U.S. industry. If the government exercises march-in rights or otherwise requires us to grant licenses to third parties, we may be unable to exclusively commercialize products covered by the applicable intellectual property, which could materially and adversely affect our business, financial condition and results of operations.

If we do not obtain patent term extension and data exclusivity for any product candidates we may develop, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent per eligible drug may be extended and only those claims covering the approved drug, an approved method for using it or a method for manufacturing it may be extended. Patent term extensions tied to marketing approval in foreign jurisdictions may also be available for our patents. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and prospects could be materially harmed.

The regulatory pathway for approval of biosimilars or interchangeable biologics to our products is uncertain, which may create competitive risks.

Our product candidates, including human polyclonal antibodies derived from our proprietary DiversitAb platform utilizing genetically modified cattle with humanized immune systems, are regulated as biologics by the FDA. The Biologics Price Competition and Innovation Act ("BPCIA") established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. However, given the novel and highly complex nature of our technology platform—which produces human polyclonal antibodies through immunization of genetically engineered transchromosomic cattle rather than through traditional cell culture or recombinant methods—there is significant uncertainty regarding how the FDA and other regulatory authorities will apply biosimilar standards to products derived from our platform. Unlike traditional monoclonal antibodies or recombinant biologics, human polyclonal antibodies produced through our platform represent a heterogeneous mixture of antibodies that may be difficult to characterize or replicate using conventional biosimilar development approaches. Regulatory authorities may struggle to define appropriate standards for demonstrating biosimilarity or interchangeability for such products, which could result in unpredictable outcomes. On the one hand, this complexity may provide some protection against biosimilar competition because of the inherent difficulty in replicating our manufacturing process and the resulting product profile. On the other hand, regulatory uncertainty could lead to the approval of products that are purportedly "biosimilar" to ours under standards that do not adequately account for the unique characteristics of our products, potentially exposing us to competition from products that may not truly be equivalent. Additionally, we cannot predict how pricing and reimbursement frameworks for biosimilars will evolve or how such frameworks will apply to our products. Changes in the regulatory landscape, including any guidance issued by the FDA regarding biosimilarity standards for novel biologics platforms such as ours, could materially affect our competitive position and ability to maintain exclusivity for our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement focused on certain accounting and reporting considerations related to warrants of a kind similar to warrants that were issued by BCYP prior to the Business Combination at the time of the BCYP initial public offering and the exercises by the underwriters of their over-allotment options in January 2021. In response to the SEC Staff Statement, we determined to classify these warrants (the “public warrants”) as derivative liabilities measured at fair value, with the initial valuation occurring on October 22, 2021, the closing date of the Business Combination, with changes in fair value each period reported in earnings (the “Business Combination Closing Date”).

On September 29, 2023, we entered into a securities purchase agreement with certain accredited investors (the “September 2023 Purchase Agreement”), pursuant to which we agreed to issue and sell shares of preferred stock and warrants, in a private placement. See Note 12, Warrants for further information about the September 2023 Purchase Agreement.

On July 21, 2025, we entered into a securities purchase agreement with certain accredited investors (the “Series B Offering”), pursuant to which we agreed to issue and sell shares of newly-designated Series B convertible preferred stock and warrants, in a private placement. See Note 12, Warrants, for further information about the Series B Offering.

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

On January 26, 2024, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), relating to shares of our common stock. In accordance with the terms of the Cantor Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $20,000,000 from time to time through Cantor, acting as our sales agent. Effective December 17, 2025, we terminated the Cantor Sales Agreement. No sales had been made under the Cantor Sales Agreement at the time it was terminated.

On December 29, 2025, we entered into a sales agreement (the “UBS Sales Agreement”) with UBS Securities LLC (“UBS”), relating to shares of our common stock. In accordance with the terms of the UBS Sales Agreement, we may offer and sell shares of our common stock having an aggregate offering price of up to $75,000,000 from time to time through UBS, acting as our sales agent. As of the date hereof, no sales have been made under the UBS Sales Agreement.

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

On November 28, 2023, we registered up to 344,626,967 shares of our common stock (34,462,696 shares following the Reverse Stock Split), in connection with a private placement of securities consummated in October 2023. The shares of common stock offered for resale by these selling stockholders represents approximately 68% of our total common stock outstanding as of March 2, 2026. Although each stockholder for whom the shares of common stock registered for resale is not permitted to convert their Preferred Stock into shares of common stock to the extent that after giving effect to such conversion, such holder would (together with such holder’s affiliates and related parties) beneficially own in excess of 4.99% (or 9.99% at the election of the holder) of the shares of common stock outstanding immediately after giving effect to such conversion, the market price of our common stock could decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them.

On September 30, 2025, we registered up to 250,000,000 shares of our common stock, in connection with a private placement of securities consummated in July 2025. The shares of common stock offered for resale by these selling stockholders represents approximately 491% of our total common stock outstanding as of March 2, 2026. Although each stockholder for whom the shares of Common Stock registered for resale hereunder is not permitted to convert their Series B Shares into shares of Common Stock to the extent that after giving effect to such conversion, such holder would (together with such holder’s affiliates and related parties) beneficially own in excess of 4.99% (or 9.99% at the election of the holder) of the shares of Common Stock outstanding immediately after giving effect to such conversion, the market price of our Common Stock could decline if the holders of such shares sell them over time or are perceived by the market as intending to sell them

Risks Related to Capital Markets

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, we conduct security assessments of all third-party providers before engagement to ensure compliance with industry cybersecurity standards and frameworks. This includes assessments performed by our Vice President of IT and Cybersecurity, who oversees the Company’s cybersecurity function.

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

Governance

We have implemented standard operating procedures to define the channels by which cybersecurity threats are communicated to the Board. This ensures that the Board has oversight and effective governance in managing risks associated with cybersecurity threats.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, and finance, which we believe equips them to oversee cybersecurity and other risks effectively.

Management’s Role Managing Risk

The Vice President of IT and Cybersecurity plays a pivotal role in informing the Audit Committee on cybersecurity risks. This role provides briefings to the Audit Committee on a regular basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

•
current cybersecurity landscape and emerging threats;
•
status of ongoing cybersecurity initiatives and strategies;
•
incident reports and learnings from any cybersecurity events; and
•
compliance with regulatory requirements and industry standards.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Vice President of IT and Cybersecurity and department staff. Our IT team oversees our governance programs, tests our compliance with standards, remediates known risks, stays informed of significant developments in the cybersecurity domain, and leads our employee training program.

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

Reporting to Board of Directors

The Vice President of IT and Cybersecurity consistently communicates with the Audit Committee regarding critical cybersecurity risks and incidents, ensuring that the organization's highest governance bodies remain well-informed about our cybersecurity status and potential vulnerabilities. Moreover, matters of significant cybersecurity importance, along with strategic risk management decisions, are promptly escalated to the Board. This process ensures that the Board maintains thorough oversight and is equipped to offer informed guidance on critical cybersecurity issues.

Item 2. Properties.

Research Center

As of December 31, 2025, our facilities include current Good Manufacturing Practice (cGMP) operations where drug products are manufactured in the clinical manufacturing facility located within the 60,000 square foot laboratory bay at the Sanford Research Center (the “Research Center”) in Sioux Falls, South Dakota encompassing a 17,300 square foot manufacturing area that includes the clinical manufacturing facility, -20°C plasma storage, and a controlled warehouse.

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

Corporate Headquarters

The Company leases its corporate headquarters located at 777 W 41st Suite 401, Miami Beach, FL (the “Corporate Headquarters”). The lease covers approximately 1,272 square feet of office space. In September 2025, the Company signed a new lease expanding the leased space of 1,272 square feet to 3,099. The new lease commenced in January 2026. The Company believes that its existing facilities and other available properties will be sufficient for its needs for the foreseeable future.

The Corporate Headquarters lease is set to expire in December 2030.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock and public warrants are listed on Nasdaq under the symbols “SABS” and “SABSW”, respectively. On March 2, 2026, the closing price of our common stock was $4.07 per share and the closing price of our public warrants was $0.030 per warrant.

Holders of Our Common Stock

As of March 2, 2026, we had 253 holders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the growth and development of our business. We have never declared or paid any cash dividends on our capital stock. We do not intend to pay cash dividends to our stockholders in the foreseeable future. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Any future determination to declare dividends will be made at the discretion of our Board and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our Board may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Recent Sales of Unregistered Securities

All sales of unregistered securities by us during the year ended December 31, 2025 have been included previously in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing multi-specific, high-potency, human immunoglobulin G (hIgG) to treat and prevent immune and autoimmune disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including type 1 diabetes (T1D) and other autoimmune disorders. The Company’s lead candidate, SAB-142, targets autoimmune T1D with a disease-modifying therapeutic approach that aims to change the T1D treatment paradigm by delaying onset and potentially preventing disease progression of Stage 3 T1D patients.

Using advanced genetic engineering and antibody science, we developed a proprietary technology which holds the potential to generate additional novel therapeutic candidates utilizing the human immune response, without the need for human donors or convalescent plasma. We believe it is the only technology capable of producing disease-targeted, hIgG in large quantities without human plasma donors.

We have optimized genetic engineering in the development of transchromosomic cattle, or Tc-Bovine™, to produce hIgG. Our engineering of our production platform drives IgG1 production across our pipeline. In addition, this differentiated approach using polyclonal antibodies has no biosimilar pathway, which provides a significant barrier to competitive polyclonal approaches.

Our proprietary platform holds the potential to generate additional novel therapeutic candidates to expand our pipeline, utilizing the human immune response to generate the optimal repertoire of hIgG for drug targets of interest. Our drug development production system is able to generate a diverse repertoire of specifically targeted, high-potency, hIgGs that can bind to multiple sites on targeted immunogens, making them ideally suited to address the complexities associated with many immune-mediated disorders and address a wide range of serious unmet needs in human diseases.

SAB-142: Our Lead Product Candidate

Our wholly owned lead product candidate, SAB-142 is a potentially disease-modifying, redosable immunotherapy in clinical development for the treatment of autoimmune type 1 diabetes (T1D). SAB-142 is a multi-specific, fully human anti-thymocyte globulin (hATG) with a mechanism of action analogous to that of rabbit ATG (rATG). rATG has demonstrated in multiple clinical trials the ability to slow disease progression in patients with new- or recent-onset of Stage 3 T1D. SAB-142, like rATG, directly targets multiple immune cells involved in destroying pancreatic beta cells, including modulation of “bad acting” T-lymphocytes like cytotoxic T-cells. By stopping immune cells from attacking beta cells, this treatment has the potential to preserve insulin-producing beta cells. The mechanism of action of SAB-142 has been clinically validated in numerous clinical trials with a rabbit anti-thymocyte globulin (rATG). In addition, data from more than 800 human subjects have been treated with antibodies produced by our platform, including in the Phase 1 study of SAB-142, and we have seen no serum sickness rate and no incidence of neutralizing anti-drug antibodies (ADA). We expect this finding to continue through the clinical development of SAB-142.

There is an established regulatory path for T1D indications using the SAB-142 modality. Our regulatory pathway has also been established with the United States Food and Drug Administration (FDA), the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), and the Therapeutic Good Administration (TGA) in Australia. The FDA regulates polyclonal hIgG and mAbs differently, as mAbs are regulated through the Center for Drug Evaluation and Research (CDER) while pAbs are regulated by CBER. CBER has approved over 36 immunoglobulin products from both human- and animal-derived plasma. Further, CBER is very familiar with our production platform and pAb products. We have navigated three SAB drug products through seven clinical trials with one product having advanced to Phase 3, building our safety database as well as positive efficacy data. As our lead program SAB-142 advances, we intend to expand our pipeline in complementary indications through strategic utilization of our platform.

We recently received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025, and December 2025. We initiated our pivotal Phase 2b clinical trial, called the SAFEGUARD study, in Q3 2025 and dosed the first patient in December 2025.

In May 2025, SAB confirmed its intent with the FDA to utilize the data from the SAFEGUARD study as supportive evidence for future regulatory approval.

Other Immunology Indications

T- and B-cells are multifunctional lymphocytes whose dysregulation was shown to have a central role in the pathogenesis of more than 80 autoimmune diseases, including T1D, systemic lupus erythematosus (SLE), rheumatoid arthritis (RA), multiple sclerosis (MS) and celiac disease. The therapeutic success to date of lymphocyte-mediating therapies in variety of autoimmune diseases and our in vivo and in vitro pre-clinical and Phase 1 work from SAB-142 in T1D support direct progression into Phase 2 in other autoimmune indications.

Since the commencement of our operations, we have devoted substantially all of our resources to research and development activities, organizing and staffing our company, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting preclinical studies and clinical trials, and providing general and administrative support for these operations.

Components of Results of Operations

Revenue

Government grants

There was no revenue recognized for the year ended December 31, 2025 and approximately $1.3 million recognized from government grants for the year ended December 31, 2024. We had various grants from the US Department of Defense that terminated in 2022. We satisfied all obligations under these arrangements as of December 31, 2024.

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

Research and development activities consist of discovery research for our platform development and the indications we are working on. For SAB-142, Avance Clinical PTY, Ltd (“Avance”), acts as the contract research organization (“CRO”) overseeing our Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current. Pursuant to an agreement between the Company and Fortrea Holdings Inc. (“Fortrea”). Fortrea will act as the CRO overseeing our Phase 2b efficacy and safety study for SAB-142. The study is started in December 2025.

For the years ended December 31, 2025 and 2024, we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in future periods and vary from period to period.

Major components within our research and development expenses are salaries and benefits, laboratory supplies, animal care, clinical trial expense, outside laboratory services, project consulting, and facility expense.

Research and development expenses by component for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Salaries & benefits	$15,016,656	$10,159,122
Laboratory supplies	1,326,674	1,408,336
Animal care	674,866	524,937
Clinical trial expense	10,153,742	4,169,487
Outside laboratory services	1,475,168	5,721,954
Project consulting	512,712	1,442,436
Facility expense	4,720,050	6,636,750
Other expenses	472,464	188,645
Total research and development expenses	$34,352,332	$30,251,667

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

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenue
Grant revenue	$—	$1,322,410
Total revenue	—	1,322,410
Operating expenses
Research and development	34,352,332	30,251,667
General and administrative	14,601,031	13,981,263
Total operating expenses	48,953,363	44,232,930
Loss from operations	(48,953,363)	(42,910,520)
Other income (expense)
Changes in fair value of warrant liabilities	62,754,186	5,385,009
Interest expense	(240,664)	(318,401)
Interest income	1,432,032	1,285,998
Other income	3,133,784	2,452,605
Warrant issuance expense	(4,852,292)	—
Total other income	62,227,046	8,805,211
Income (loss) before income taxes	13,273,683	(34,105,309)
Net income (loss)	$13,273,683	$(34,105,309)

Comparison of the Years Ended December 31, 2025 and 2024

Revenue

	Year Ended December 31,
	2025	2024	Change	% Change
Revenue	$—	$1,322,410	$(1,322,410)	(100.0)%
Total revenue	$—	$1,322,410

Revenue decreased by $1.3 million, or 100.0%, in 2025, primarily due to the JPEO Rapid Response Contract Termination. There was no revenue recognized for the year ended December 31, 2025. Included in revenue for the year ended December 31, 2024, are closeout activities and charges of $1.3 million due for outside services for laboratory supply disposal.

Research and development

	Year Ended December 31,
	2025	2024	Change	% Change
Research and development	$34,352,332	$30,251,667	$4,100,665	13.6%
Total research and development expenses	$34,352,332	$30,251,667

Research and development expenses increased by $4.1 million, or 13.6%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increases in salaries and benefits (year-over-year increase of $4.8 million, 47.8%; clinical trial costs (year-over-year increase of $6.0 million, 143.5%; animal care (year-over-year increase of $0.1 million, 28.6%); offset by a decrease in outside lab services (year-over-year decrease of $4.2 million, 74.2%); laboratory supplies (year-over-year decrease of $0.1 million, 5.8%); project consulting (year-over-year decrease of $0.9 million, 64.5%); and overhead costs (year-over-year decrease of $1.6 million, 64.5%). We expect Research and Development expenses to increase in future years as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization.

General and administrative

	Year Ended December 31,
	2025	2024	Change	% Change
General and administrative	$14,601,031	$13,981,263	$619,768	4.4%
Total general and administrative expenses	$14,601,031	$13,981,263

General and administrative expenses increased by $0.6 million, or 4.4%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024, primarily due to other administrative support fees relating to IT, human resources, and legal (year-over-year increase of $1.1 million, 26.2%); project consulting (year-over-year increase of $0.2 million, 23.4%); offset by a decrease in salaries and benefits (year-over-year decrease of $0.6 million, 6.7%); insurance costs (year-over-year decrease of $0.1 million, 8.4%).

Non-operating (expense) income

	Year Ended December 31,
	2025	2024	Change	% Change
Changes in fair value of warrant liabilities	$62,754,186	$5,385,009	$57,369,177	1,065.35%
Other income	3,133,784	2,452,605	681,179	27.77%
Warrant issuance expense	(4,852,292)	—	(4,852,292)	—
Total non-operating income (expense)	$61,035,678	$7,837,614

The total non-operating income increased by $53.2 million, or 678.75% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase was primarily driven by the change in fair value of warrant liabilities of (year-over-year increase of $57.4 million, 1,065.35%). This amount includes a year-over-year decrease of $4.6 million in recurring change in fair value of warrant liabilities and gain of $62.0 million related to the change in fair value of warrant liabilities related to the Series B Offering. Included in total non-operating income are warrant issuance costs associated with the Series B Offering of $4.9 million. Other income increased by $0.7 million primarily related to an increase in dividend income of (year-over-year increase of $1.0 million, 204.5%), offset by a decrease in the Australian research and development tax credit (year-over-year decrease of $0.3 million, 13.0%).

Interest expense

	Year Ended December 31,
	2025	2024	Change	% Change
Interest expense	$240,664	$318,401	$(77,737)	(24.41)%
Total interest expense	$240,664	$318,401

Interest expense for the year ended December 31, 2025 remained consistent with interest expense for the year ended December 31, 2024, primarily due to the stability of our finance lease portfolio year-over-year.

Interest income

	Year Ended December 31,
	2025	2024	Change	% Change
Interest income	$1,432,032	$1,285,998	$146,034	11.36%
Total interest income	$1,432,032	$1,285,998

Interest income increased by $0.1 million, or 11.36% for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to interest earned on our investments in debt securities, and higher interest earning cash, and cash equivalent balances.

Future interest income will be largely dependent on our total liquid cash and investment balances, which are in turn influenced by our capital resources and future fundraising activities.

Liquidity and Capital Resources

As of December 31, 2025 and December 31, 2024, we had $143.5 million and $20.8 million, respectively, of cash, cash equivalents and investments.

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

We have incurred operating losses for the past several years. While we intend to continue to keep operating expenses at a reduced level, there can be no assurance that our current level of operating expenses will not increase or that other uses of cash will not be necessary. Based on our current level of operating expenses, existing resources will be sufficient to cover operating cash needs through the twelve months following the date these financials are made available for issuance. In the future, we may seek additional capital through equity and/or debt financings, collaborative or other funding arrangements. Should we seek additional financing from outside sources, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when required or on acceptable terms, we may be required to scale back or discontinue the advancement of product candidates, reduce headcount, liquidate our assets, file for bankruptcy, reorganize, merge with another entity, or cease operations.

Sources of Liquidity

Since our inception, we have financed our operations primarily from revenue in the form of government grants and from equity financings.

Private Placement Offerings of Equity Securities

During the year ended December 31, 2025, we completed an offering of 1,000,000 shares of newly-designated Series B preferred stock, par value $0.0001 per share, accompanied by 1,000,000 series B enrollment date warrants and 500,000 series B release date warrants. We received approximately $175 million of initial gross proceeds from the sale of these securities.

Notes payable

Insurance Financing

The Company entered into a premium financing agreement to fund certain Directors and Officers (“D&O”) liability insurance policy premiums. Under the terms of the agreement, the lender was granted a first‑priority lien and security interest in the financed insurance policies and all related amounts, including (a) returned or unearned premiums, (b) additional cash contributions or collateral amounts assessed by insurers and financed by the lender, (c) credits generated by the financed policies, (d) dividend payments, and (e) loss payments that reduce unearned premiums. In cases where premiums under any financed policy may become fully earned in the event of a loss, the lender was designated as a loss payee with respect to such policy.

For the year ended December 31, 2025, the Company did not utilize premium financing for its D&O liability insurance. Instead, the annual policy premium was paid in full at inception in December 2025. For the year ended December 31, 2024, the Company entered into a premium financing agreement for total premiums, taxes, and fees of approximately $516 thousand, bearing an annual interest rate of 7.37%. The financing was repaid through monthly installments, with the final payment due September 22, 2025. The Company incurred approximately $6 thousand and $17 thousand of interest expense related to this financing arrangement for the years ended December 31, 2025 and 2024, respectively.

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

Shelf Registration Statement

On December 29, 2025 we filed a Registration Statement on Form S-3 (Registration No. 333-292482) (the “Shelf Registration Statement”), declared effective on January 7, 2026 by the SEC, which includes a base prospectus that allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $300 million. The Shelf Registration Statement is intended to preserve our flexibility to raise capital from time to time, if and when needed.

On December 29, 2025, the Company entered into a Sales Agreement (the “Agreement”) with UBS Securities LLC, relating to shares of common stock. In accordance with the terms of the Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $75 million from time to time through UBS Securities LLC, acting as the Company’s sales agent. As of December 31, 2025, up to $75 million remains to be sold under the Agreement.

On January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. providing for sales of up to $20 million of common stock; no shares were sold during the year ended December 31, 2025, and effective December 17, 2025, the Company terminated the agreement with no costs or payments associated.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(44,775,111)	$(34,292,009)
Net cash used in investing activities	(121,706,130)	(11,962,267)
Net cash provided by (used in) financing activities	168,299,452	(1,172,626)
Effect of exchange rate changes on cash and cash equivalents	(213,497)	(241,198)
Net increase (decrease) in cash and cash equivalents	$1,604,714	$(47,668,100)

Operating Activities

Net cash used by operating activities increased by $10.5 million in the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to an increase in our non-cash items plus net income of $9.4 million, offset by an increase in cash used in operating activities related to change in our operating assets and liabilities of $1.4 million. Year-over-year changes in cash used by operating activities is explained by shifts in the working capital balances as we continue to invest in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used by investing activities increased by $109.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to increased purchases of short-term investments. Capital expenditures were minimal in 2025. We anticipate an increase in capital asset purchases in the near term as we continue to invest in the development of our lead therapeutic candidate through Phase 2 clinical trials.

Financing Activities

Net cash provided by financing activities increased by $169.5 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily due to the Series B Offering.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including contract research organizations (“CRO”). These payments are not included in the table above, as the amount and timing of such payments are not known.

As of December 31, 2025, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

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

We have contracts with multiple CROs to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when we are accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, we will adjust the accrual; such changes in estimate may result in a material change in our clinical study accrual, which could also materially affect reported results of operations.

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

In determining the fair value of stock-based awards, we utilize the Black-Scholes option-pricing model, which uses both historical and current market data to estimate fair value. The Black-Scholes option-pricing model incorporates various assumptions, such as the value of the underlying common stock, the risk-free interest rate, expected volatility, expected dividend yield, and expected life of the options. For awards with performance-based vesting criteria, we estimate the probability of achievement of the performance criteria and recognizes compensation expense related to those awards expected to vest. No awards may have a term in excess of ten years. Forfeitures are recorded when they occur. Stock-based compensation expense is classified in the consolidated statements of operations based on the function to which the related services are provided. We recognize stock-based compensation expense over the requisite service period, which generally coincides with the vesting period.

Warrants

Liability Classified Warrants

We account for our Public Warrants, Private Placement Warrants, and Tranche C Warrants as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The initial fair value of the warrant liabilities was measured at fair value at the Business Combination Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in our consolidated statements of operations.

On the Business Combination Closing Date, the Company established the fair value of the Private Placement Warrants utilizing both the Black-Scholes Merton formula and a Monte Carlo Simulation (the “MCS”) analysis. Specifically, we considered an MCS to derive the implied volatility in the publicly-listed price of the Public Warrants. We then considered this implied volatility in selecting the volatility for the application of a Black-Scholes Merton model for the Private Placement Warrants. We determined the fair value of the Public Warrants by reference to the quoted market price. See Note 12, Warrants, for the key inputs and further details for our warrants classified as liabilities.

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

Equity Classified Warrants

We determined the Ladenburg Warrants, PIPE Warrants, PIPE Placement Agent Warrants, Preferred PIPE Placement Agent Warrants, and Preferred PIPE Series B Warrants (each as defined in Note 12, Warrants) met all necessary criteria to be accounted for as equity in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. As such, they are presented within additional paid-in capital within our consolidated statements of changes in stockholders’ equity and consolidated balance sheets.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period to which this report relates that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

For the year and quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K of the Exchange Act) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Additionally, for the year and quarter ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following persons are serving as our executive officers and directors:

Name	Age	Position(s)
Samuel J. Reich	51	Class III Director, Chief Executive Officer
Eddie J. Sullivan, PhD	60	Class III Director and President
Rita Jain, MD	63	Class III Director
David Zaccardelli, Pharm D	61	Class II Director and Chairman of the Board
David Link, MBA	70	Class II Director
Katie Ellias	47	Class II Director
Andrew Moin	42	Class II Director
William Polvino, MD	65	Class I Director
Scott Giberson	57	Class I Director
Erick Lucera	58	Class I Director
Jay S. Skyler, MD	79	Class I Director
Lucy To	40	Chief Financial Officer
Christoph Bausch, PhD	55	Chief Operating Officer
Alexandra Kropotova, MD	53	Chief Medical Officer

Family Relationships

There are no family relationships among any of our directors or executive officers.

Executive Officers

Samuel J. Reich has served as a member of the Board from November 2020 and was named Chief Executive Officer in January 2024. Mr. Reich served Chairman of the Board from October 2021 to January 2026. Mr. Reich served as our Chief Executive Officer and Chief Financial Officer from November 2020 until October 2021 prior to the closing of our Business Combination. Mr. Reich co-founded Biscayne Neurotherapeutics, Inc. in 2011 and served as its Executive Chairman until its sale to Supernus Pharmaceuticals (Nasdaq: SUPN) in October 2018. Biscayne Neurotherapeutics was focused on novel treatments for seizure disorders. Previously, Mr. Reich was the Executive Vice President of OPKO Ophthalmologics, a division of OPKO Health, Inc. (Nasdaq: OPK) from March 2007 to November 2008, where Mr. Reich served on the executive committee and led the Ophthalmologics business division. Prior to his position at OPKO, Mr. Reich was the Founder and Executive Vice President of Acuity Pharmaceuticals, Inc., where he worked from July 2002 through March 2007, at which time Acuity Pharmaceuticals merged with OPKO Health. Mr. Reich was a doctoral candidate in the Department of Ophthalmology at the University of Pennsylvania Medical School. He left graduate school prior to the completion of his Ph.D. to establish Acuity. Prior to that, he was a graduate student at the University of Pennsylvania in the Biomedical Studies graduate program. He has authored six peer-reviewed scientific publications and is currently an inventor on sixteen issued U.S. patents and over 50 issued foreign patents. Mr. Reich holds a B.A. with High Honors in Biochemistry from Clark University, cum laude, Phi Beta Kappa. We believe Mr. Reich is qualified to serve on our board of directors because of his extensive industry and leadership experience, and significant familiarity with our company’s business and operations.

Eddie J. Sullivan, PhD, is our co-founder and has served as our president and member of the Board since 2014 and our past CEO from 2014 until January 2024. Dr. Sullivan has served in biopharma leadership positions for more than 25 years. Prior to joining us, he held the CEO role or other leadership roles in our predecessor entities, including CEO of Hematech, a subsidiary of Kyowa Hakko Kirin. During that time, he led initiatives to develop infectious disease, cancer, and autoimmune immunotherapies. In addition to raising over $250 million in capital to develop biopharmaceutical platform technologies, he has also led several successful mergers and acquisitions. A recognized thought leader in antibodies and transgenic animals, Dr. Sullivan serves on the board of directors for the Biotechnology Innovation Organization (BIO) and has served on its executive committee. He has worked with industry committees and discussion groups that have focused on animal biotechnology, regulatory framework, human immunotherapies, and global health threats. Dr. Sullivan was governor-appointed to South Dakota’s Research Commercialization Council and is Chairman of the state’s National Science Foundation-EPSCoR committee. He also founded, served as president, and remains an advisor to the state affiliate of BIO, South Dakota Biotech, and in 2014 was honored for his leadership, innovation, vision, and entrepreneurship with the inaugural LIVE award. He holds an undergraduate degree from the University of Arizona and graduate degrees from Brigham Young University, Kennedy-Western University, and Utah State University in both reproduction and business. We believe Dr. Sullivan is qualified to serve on our board of directors because of his significant biopharma leadership and management experience, and significant familiarity with our company’s business and operations.

Lucy To, is our Chief Financial Officer as of August 2024. Ms. To brings over 18 years of investment banking and strategic operational expertise to SAB BIO and will lead corporate finance, corporate strategy and approach to broader strategic business relationships at the Company. Prior to joining SAB BIO, she was a Managing Director in the Healthcare Investment Banking Group at Wells Fargo from October 2020 to June 2024, where she advised biopharmaceutical companies on financing and strategic transactions. Her career experience includes additional investment banking and operational experience at Deutsche Bank, where she was a director in healthcare investment banking from July 2017 to October 2020, Intercept Pharmaceuticals, Citigroup, and Cowen. Her transaction experience includes M&A, IPOs and other equity and debt financings in the healthcare sector with an aggregate transaction value in excess of $50 billion. She received a B.A. in finance from Southern Methodist University.

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

Non-Employee Directors

Biographical information for Eddie J. Sullivan PhD, our President and Class III director, and Samuel J. Reich, Chief Executive Officer and Class III director, is set forth above in “Item 10. Executive Officers”.

David Zaccardelli, Pharm.D. joined the Board in January 2026. Dr. Zaccardelli served as the President, Chief Executive Officer and member of the board of directors of Verona Pharma plc from February 2020 until its acquisition by Merck in October 2025. From 2018 until its acquisition by Swedish Orphan Biovitrum AB (“Sobi”) in November 2019, Dr. Zaccardelli served as President and CEO and on the board of directors of Dova Pharmaceuticals, a U.S. company developing therapeutics for rare diseases. Previously, he was Acting CEO and on the board of directors of Cempra, Inc., a pharmaceuticals company, from 2016 until the company’s merger with Melinta Therapeutics in 2017, and he served on the board of directors of Melinta Therapeutics from 2017 to April 2020. From 2004 until 2016, Dr. Zaccardelli served in several senior management roles at United Therapeutics Corporation, a biotechnology company, including as Chief Operating Officer, Chief Manufacturing Officer and Executive Vice President, Pharmaceutical Development and Operations. Prior to United Therapeutics, he founded and led a start-up company focused on contract research positions and held a variety of clinical research positions at Burroughs Wellcome & Co, a non-profit medical research organization, and pharmaceutical companies Glaxo Wellcome and Bausch & Lomb Pharmaceutical. Dr. Zaccardelli received a Pharm.D. from the University of Michigan. We believe that Dr. Zaccardelli’s extensive leadership experience in the pharmaceutical industry qualifies him to serve on the Board.

Rita Jain, M.D. joined the Board in January 2026. Dr. Jain has served as a member of the board of directors of Avalo Therapeutics since June 2025, as a member of the board of directors of AnaptysBio, Inc. since April 2023 and as a member of the board of directors of Celldex Therapeutics, Inc. since February 2023, and previously a board member of Provention Bio, Inc. until its acquisition by Sanofi in April 27, 2023. Dr. Jain was also previously a member of the supervisory board of AM-Pharma B.V. from 2020 until 2023. She previously served on the board of directors of ChemoCentryx, Inc. from 2019 until its acquisition by Amgen in 2022. From 2021 to 2022, Dr. Jain served as Executive Vice President, Chief Medical Officer of ChemoCentryx, Inc. and in 2021 served as Chief Medical Officer of Immunovant, Inc. Additionally, since August 2021, Dr. Jain has served as Chief Executive Officer of Heartwood Biopharma Group, a private consulting group, until September 2023 and currently serves as an independent consultant. From 2017 to 2019, Dr. Jain was Senior Vice President and Chief Medical Officer at Akebia Therapeutics, Inc. From 2013 to 2016, Dr. Jain was a Vice President in Clinical Development at AbbVie Inc., including Vice President of Men’s and Women’s Health and Metabolic Development. Dr. Jain also held various leadership roles at Abbott Laboratories from 2003 through 2012, including as Divisional Vice President of Pain, Respiratory and Metabolic Disease Development. Dr. Jain received her B.S. degree in biology from the Long Island University, and her M.D. from the State University of New York at Stony Brook School of Medicine. The Company believes that Dr. Jain’s extensive life sciences experience provides her with the qualifications and skills to serve on the Board.

Katie Ellias, joined the Board in November 2023, bringing more than twenty years of health care and investment experience to SAB. Katie Ellias is a healthcare investor, board member, advisor, and operator with over 20 years of experience building and investing in healthcare and life sciences companies, focused on biotechnology and medical devices. Katie served as Managing Director at the T1D Fund, a venture philanthropy fund with $200 AUM, including an investment in SAB, from 2018 to November 2024. Ms. Ellias led a number of investments in companies developing T1D-oriented therapies, and served as a director on the board of several companies, including, DiogenX, Veralox Therapeutics, i2O Therapeutics, and Capillary Biomedical. Ms. Ellias joined the T1D Fund from Endeavour Vision, a Geneva-based growth-stage venture fund. She was previously Principal at Sofinnova Partners, Paris, a leading early-stage life sciences fund. Ms. Ellias has also held commercial and business development roles with Medtronic and started her career at McKinsey & Company. Ms. Ellias is currently a board member with the French-American Chamber of Commerce. She holds an M.B.A. in Healthcare Management from the Wharton School at the University of Pennsylvania and a B.A. in International Relations and Political Science from Yale University. We believe Ms. Ellias is well qualified to serve on our board of directors due to her extensive T1D and emerging companies experience.

Scott Giberson, RPh, MPH, D.Sc., Rear Admiral (retired), joined the Board in July 2022. He is currently the President of AMI Expeditionary Healthcare, a private global healthcare solutions company where he has fostered global client relations at the highest levels, since March 2021. Clients include senior leadership of multiple U.S. and foreign government entities, the WHO, UN and private industry partners such as the Gates Foundation. RADM Giberson retired after 27 years as two-star admiral and as an Assistant U.S. Surgeon General, serving in a variety of senior roles with the U.S. Department of Health and Human Services from March 2010 to March 2021. RADM (ret.) Giberson served as the acting Deputy Surgeon General of the United States (2013-2014), he was the Surgeon General's principal liaison with health leadership in multiple U.S. Departments. He also held executive positions as the Senior Advisor to the Office of Surgeon General, Director of Commissioned Corps Headquarters, Chief Pharmacist of the USPHS (2010-2014), Director of the IHS National HIV/AIDS Program and Senior Public Health Advisor for Pacific Command's Center of Excellence in Disaster Management and Humanitarian Assistance (2003-2006). He served as overall Commander of the Commissioned Corps' Ebola Response in West Africa. RADM Giberson has authored numerous articles and delivered well over 100 keynote lectures on leadership, global health, and public health at numerous venues both domestically and internationally. RADM Giberson has received many awards including the Presidential Unit Citation from President Obama in the Oval Office for leadership during the West African Ebola response. The Military Officers Association of America selected him as one the of the “Top 100 Veterans in the Last 100 Years You Need to Know”. RADM Giberson is a graduate of Temple University and U. of Massachusetts/Amherst, holds a Pharmacy degree and licensure, MPH, and graduate certificate in Health Emergencies in Large Populations from the International Committee of the Red Cross. He has received three honorary Doctoral degrees (one for his pioneering work in interprofessional practice). He is also a Fellow of Wharton Business School (U. of Pennsylvania) Executive Leadership Program. We believe Mr. Giberson is well qualified to serve on our board of directors because of his extensive experience in the medical industry.

David Link, MBA, has served as a member of the Board since 2018 and is currently Vice-Chairman. Mr. Link is the former executive vice president and chief strategy office at Sanford Health with more than three decades of experience in strategy, planning and financial operations. During his tenure, Mr. Link contributed significantly to growing the organization from a regional health system into one of the nation’s largest non-profit, integrated health care delivery systems. He was also charged with overseeing Sanford Health Plan, Sanford Foundation and research and development, including Sanford Research. Under his leadership, the initial Sanford Clinic was created as well as the development of Sanford World Clinics, an initiative designed to provide communities around the world with permanent, sustainable health care infrastructure. Currently, Dave serves as an appointed program director in the President’s Office at Dakota State University, one of the nation’s leading programs in cyber security. Dave holds board or committee positions with Enterprise 605, the South Dakota REACH Committee, South Dakota Research and Commercialization Council and Sanford Research. In 2019, he was honored for his exemplary leadership and support of the state’s bioscience industry with the LIVE Award at the South Dakota Biotech. Dave holds a bachelor’s degree in data processing and computer science, an MBA from the University of South Dakota and a master’s in healthcare administration from the University of Minnesota. We believe Mr. Link is well qualified to serve on our board of directors because of his extensive experience in the biotechnology industry and his extensive public company board experience.

Erick Lucera, joined the Board in April 2023. Since March 2025, Mr. Lucera has served as Chief Financial Officer of Dyne Therapeutics, a publicly traded biotechnology company focusing on functional improvement for people living with genetically driven neuromuscular diseases. From May 2023 to March 2025 Mr. Lucera served as Executive Vice President and Chief Financial Officer of Editas Medicine, a publicly traded clinical stage biotechnology company. From 2020 to February 2023, Mr. Lucera served as Chief Financial Officer of AVEO Oncology, a public biotech company, and subsequent to the close of its acquisition, worked on integration with LG Chem, Ltd. From 2016 to 2020, Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of VALERITAS, a publicly traded commercial-stage medical technology company where he led multiple successful public offerings. From 2017 to the present, Mr. Lucera has served as a member of the Board of Directors and Audit Committee Chairman of Beyond Air, a publicly held commercial-stage medical device and biopharmaceutical company developing a platform of nitric oxide generators and delivery systems. From 2021 to the present, Mr. Lucera has served as a member of the Board of Directors and Audit Committee Chairman of Bone Biologics Corporation, a publicly held company focusing on regenerative medicine therapies to treat bone disorders. From 2015 to 2016, Mr. Lucera served as Chief Financial Officer, Treasurer and Secretary of VIVENTIA Bio, acquired by Eleven Biotherapeutics, Inc., now Sesen Bio, a biotechnology company focused on developing targeted protein therapeutics for the treatment of cancer. Early in his career, Mr. Lucera spent more than 15 years covering healthcare and the life sciences in investment management. Given Mr. Lucera’s extensive experience in strategic planning and finance, we believe that Mr. Lucera is well qualified to serve as a member of our board of directors.

Andrew Moin, joined the Board in October 2023. Mr. Moin is a Partner and Analyst at Sessa Capital, a New York based investment advisor registered with the SEC. Mr. Moin has been with Sessa since 2012, where he works on idea generation, research, and investment implementation. Prior to Sessa, from 2008-2012, Mr. Moin was in the Tax Group at Sullivan & Cromwell LLP, where he advised corporate and other clients on a variety of transactions. In the non-profit realm, Andrew has served on the Young Leadership Committee of the New York City Chapter of the JDRF and was Chair of the Board of Trustees at the Great Neck Community School. Andrew received a B.A. in Economics, with distinction, from Amherst College and a J.D., magna cum laude, from Harvard Law School. We believe Mr. Moin is well qualified to serve on our board of directors due to his extensive investment experience.

Dr. William J. Polvino, MD, has served as a member of our Board since 2019, after having served as our business advisor for several years. Dr. Polvino is a pharmaceutical entrepreneur with more than 25 years of experience in the healthcare arena. He has been Executive Chairman and co-founder of Traverse Biotech, Inc., an immunotherapy development company, since May 2024. From 2017 to 2024, he was chief executive officer of Bridge Medicines, a pioneering drug discovery company focused on advancing promising early technologies from concept to clinic. Prior to Bridge Medicines, Dr. Polvino was president and chief executive officer of Veloxis Pharmaceuticals A/S (NASDAQ-OMX: VELO), a public biotechnology company that deployed proprietary formulation technology to develop and commercialize an innovative oral drug product for transplant patients. He also served as president and CEO of Helsinn Therapeutics (formerly Sapphire Therapeutics) and has held executive and senior-level positions in drug development at Merck, Wyeth and Theravance. Dr. Polvino earned his medical degree from Rutgers Medical School and a B.S. in Biology from Boston College. He trained in internal medicine at Massachusetts General Hospital and was a fellow in clinical pharmacology at the National Institutes of Health prior to entering the pharmaceutical and biotechnology industry. We believe Dr. Polvino is well qualified to serve on our board of directors because of his extensive experience in the biotechnology industry and his extensive public company management experience.

Dr. Jay S. Skyler, MD, has served as a member of our Board since May 2024. Dr. Skyler is a Professor of Medicine, Pediatrics and Psychology and Deputy Director of the Diabetes Research Institute at the University of Miami in Florida, where he has been employed since 1976. Dr. Skyler has also served as Study Chairman for the National Institute of Diabetes & Digestive & Kidney Diseases Type 1 Diabetes clinical trials network. He was previously the President of the American Diabetes Association and Vice-President of the International Diabetes Federation. Dr. Skyler served as a director of Amylin Pharmaceuticals, Inc., a pharmaceutical company, until its acquisition by Bristol-Myers Squibb Company in August 2012, and served as a director of MiniMed, Inc., a medical device company, until its acquisition by Medtronic plc. in 2001. From 2002 to 2023, Dr. Skyler served on the board of directors of DexCom, Inc. (NASDAQ: DXCM), a publicly traded medical device company. Dr. Skyler served on the board of directors of Applied Therapeutics, Inc. (NASDAQ: APLT), a publicly-traded clinical-stage biopharmaceutical company from April 2019 until its acquisition by Cycle Group Holdings Limited in February 2026. Dr. Skyler received his B.S. from The Pennsylvania State University, and his M.D. from Jefferson Medical College. We believe that Dr. Skyler’s extensive expertise in the life sciences industry and his experience serving on the board of directors of other public companies qualifies him to serve on our board of directors.

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

Our board of directors has undertaken a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that none of David Zaccardelli, Rita Jain, William Polvino, David Link, Scott Giberson, Erick Lucera, Katie Ellias, Andrew Moin, and Jay Skyler (representing nine of our 11 directors), has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that they each are an “independent director” as that term is defined under the Nasdaq listing rules.

In making these determinations, the Board considered the relationships that each nonemployee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including consulting relationships, family relationships and the beneficial ownership of our capital stock by each non-employee director.

None of our executive officers or directors have been involved in a legal proceeding that would be required to be disclosed pursuant to Item 401(f) of Regulation S-K of the Exchange Act.

Board Composition

Our business and affairs are organized under the direction of our board of directors. The Board currently consists of eleven (11) directors divided into three classes as follows:

•
each Class I director having a term that expires immediately following our annual meeting of stockholders for the calendar year ended December 31, 2028;
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

Messrs. Lucera, Giberson, Dr. Polvino, and Dr. Skyler currently serve as the Class I directors, Dr. Zaccardelli, Ms. Ellias, Messrs. Link, and Moin currently serve as the Class II directors, and Mr. Reich, Dr. Sullivan, and Dr. Jain currently serve as Class III directors.

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

Board Meetings

During 2025, our board of directors held six meetings, and each director attended at least 75% of the aggregate of (i) the total number of meetings of our board of directors held during the period for which he or she has been a director and (ii) the total number of meetings held by all committees of our board of directors on which he or she served during the periods that he or she served.

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

Audit Committee

On October 22, 2021, we established an audit committee of the board of directors. Erick Lucera, William Polvino, and Katie Ellias serve as members of the audit committee, with Erick Lucera serving as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Mr. Lucera, Dr. Polvino, and Ms. Ellias meet the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act. The Audit Committee held four meetings during 2025.

Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Lucera qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

On October 22, 2021, we established a compensation committee of the board of directors. Katie Ellias, Scott Giberson and Erick Lucera serve as members of the compensation committee. Katie Ellias serves as the Chairwoman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Each of Ms. Ellias, Mr. Giberson and Mr. Lucera are independent. The Compensation Committee held five meetings during 2025.

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

Nominating Committee

On October 22, 2021, we established a nominating committee of the board of directors. David Link, Scott Giberson, Andrew Moin, and Jay Skyler currently serve as members of the Nominating and Governance Committee. David Link serves as the Chairman of the nominating committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the nominating committee, all of whom must be independent. Each of Mr. Link, Mr. Giberson, Mr. Moin, and Dr. Skyler are independent. The Nominating Committee held six meetings during 2025.

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

Insider Trading Policy

The Company has an Insider Trading Policy applicable to the Company’s directors, officers, and all employees of the Company (the “Insider Trading Policy”). The Insider Trading Policy governs the purchase, sale, and/or other dispositions of the Company’s securities and prohibits purchasing or selling any securities of the Company while a person covered by the Insider Trading Policy is aware of material, non-public information concerning the Company. The Company believes that its Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards of the Nasdaq Stock Market. A copy of the Company’s Insider Trading Policy is incorporated by reference as an exhibit to this Annual Report.

Executive Sessions of Independent Directors

Independent directors are required to meet regularly without management participation. During 2025, there were four meetings of independent directors.

Director Nominations

The process of recommending director nominees for selection by the board of directors is undertaken by the nominating committee (see above).

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. In 2025, there were no material changes made to the procedures by which security holders may recommend nominees to our board of directors.

Communication with Directors

Stockholders and interested parties who wish to communicate with our Board, non-management members of our Board as a group, a committee of our Board or a specific member of our Board (including our Chairman and independent directors) may do so by letters addressed to the attention of our corporate secretary.

All communications are reviewed by the corporate secretary and provided to the members of our Board as appropriate. Unsolicited items, sales materials, abusive, threatening or otherwise inappropriate materials and other routine items and items unrelated to the duties and responsibilities of our Board will not be provided to directors.

The address for these communications is:

SAB Biotherapeutics, Inc.

777 W 41st St.; Suite 401

Miami Beach, FL 33140

Attn: Corporate Secretary

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

Section 16 Reporting Compliance

Delinquent Section 16(a) Reports

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

Based solely on our review of copies of such forms received by us, we believe that during the year ended December 31, 2025, all filing requirements applicable to all of our officers, directors, and greater than 10% beneficial stockholders were timely complied with, except that one inadvertent late Form 4 was filed on behalf of Dr. Kropotova on April 1, 2025 with respect to one transaction.

Item 11. Executive Compensation.

The following is a discussion and analysis of compensation arrangements of the Company’s named executive officers. This discussion may contain forward-looking statements that are based on the Company’s current plans, considerations, expectations and determinations regarding future compensation programs. The actual compensation programs that the Company adopts may differ materially from the currently planned programs that are summarized in this discussion. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies. Although emerging growth companies are only required to disclose compensation information for three named executive officers, we have voluntarily elected to provide disclosure for five named executive officers to enhance transparency for our stockholders.

Summary Executive Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our named executive officers for the fiscal years ended December 31, 2025 and 2024.

		Salary	Options Awards (1)	Stock Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Samuel J. Reich (3)	2025	525,000	8,588,160	—	315,000	6,462	9,434,622
Chief Executive Officer	2024	518,300	1,800,690	—	250,000	13,800	2,582,790
Eddie J. Sullivan, PhD. (4)	2025	485,000	5,367,600	—	247,500	14,000	6,114,100
President	2024	480,900	852,773	—	250,000	13,482	1,597,155
Alexandra Kropotova, MD (5)	2025	540,800	4,294,080	—	277,449	14,000	5,126,329
EVP, Chief Medical Officer	2024	540,100	554,050	—	236,250	13,800	1,344,200
Lucy To (6)	2025	475,000	2,147,040	—	207,572	1,462	2,831,074
EVP, Chief Financial Officer	2024	164,400	239,300	—	—	731	404,431
Christoph Bausch, PhD (7)	2025	425,000	1,073,520	—	170,000	14,000	1,682,520
EVP, Chief Operating Officer	2024	412,200	622,162	—	150,000	12,385	1,196,747
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our consolidated financial statements for the year ended December 31, 2025 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
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
(3)
We granted Mr. Reich a stock option to purchase up to 434,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Mr. Reich a stock option to purchase up to 35,700 shares of our common stock at an exercise price of $2.90 per share, the closing price of our common stock on July 15, 2024. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. On October 1, 2025, we granted Mr. Reich a stock option to purchase up to 4,800,000 shares of our common stock at an exercise price of $2.165 per share. The shares subject to this stock option will vest as to 25% of the shares one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(4)
We granted Dr. Sullivan a stock option to purchase up to 190,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 4,447 shares of our common stock at an exercise price of $2.90 per share, the closing price of our common stock on July 15, 2024. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. On October 1, 2025, we granted Dr. Sullivan a stock option to purchase up to 3,000,000 shares of our common stock at an exercise price of $2.165 per share. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Sullivan a stock option to purchase up to 46,528 shares of our common stock at an exercise price of $5.40 per share on July 15, 2024. The shares subject to this stock option were fully vested as of the grant date. The exercise price and quantity were established to match the terms of a previously granted option for the same number of shares that was set to expire. “All Other Compensation” includes (a) $13,173 representing payment for a lease to occupy an apartment in Sioux Falls, South Dakota, and (b) $12,187 representing employer matching contributions under our 401(k) plan.
(5)
We granted Dr. Kropotova a stock option to purchase up to 140,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. On October 1, 2025, we granted Dr. Kropotova a stock option to purchase up to 2,400,000 shares of our common stock at an exercise price of $2.165 per share. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(6)
Ms. To was appointed Chief Financial Officer of the Company on July 26, 2024 with a start date of August 12, 2024. We granted Ms. To a stock option to purchase up to 125,000 shares of our common stock at an exercise price of $2.35 per share, the closing price of our common stock on August 12, 2024. The shares subject to this stock option vest 25% on the one-year anniversary of Ms. To’s commencement of service as Chief Financial Officer, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. On October 1, 2025, we granted Ms. To a stock option to purchase up to 1,200,000 shares of our common stock at an exercise price of $2.165 per share. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.
(7)
We granted Dr. Bausch a stock option to purchase up to 140,000 shares of our common stock at an exercise price of $5.17 per share, the closing price of our common stock on February 20, 2024. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. We granted Dr. Bausch a stock option to purchase up to 29,249 shares of our common stock at an exercise price of $2.90 per share, the closing price of our common stock on July 15, 2024. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. On October 1, 2025, we granted Dr. Bausch a stock option to purchase up to 600,000 shares of our common stock at an exercise price of $2.165 per share. The shares subject to this stock option vest 25% on the one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter. “All Other Compensation” includes only employer matching contributions under our 401(k) plan.

Outstanding Equity Awards at Fiscal 2025 Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) Exercisable		Market Value of Shares or Units of Stock That Have Not Vested ($)
Samuel J. Reich	35,000	—		111.70	11/16/2031	—		—
	700	—		17.80	3/15/2032	—		—
	42,656	9,844	[1]	7.11	9/12/2032	—		—
	36,093	16,407	[2]	5.35	3/13/2033	—		—
	198,916	235,084	[3]	5.17	2/20/2034	—		—
	12,643	23,057	[4]	2.90	7/15/2034	—		—
	—	4,800,000	[5]	2.17	10/1/2035	—		—
Eddie J. Sullivan, PhD.	2,326	—		26.90	4/26/2030	—		—
	2,121	—		17.80	3/15/2032	—		—
	2,843	657	[6]	7.11	9/12/2032	—		—
	36,093	16,407	[7]	5.35	3/13/2033	—		—
	87,083	102,917	[8]	5.17	2/20/2034	—		—
	46,528	—		5.40	7/15/2034	—		—
	1,575	2,872	[9]	2.90	7/15/2034	—		—
	—	3,000,000	[10]	2.17	10/1/2035	—		—
Alexandra Kropotova, MD	1,488	344	[11]	7.11	9/12/2032	—		—
	64,166	75,834	[12]	5.17	2/20/2034	—		—
	—	2,400,000	[13]	2.17	10/1/2035	—		—
						3,750	[14]	14,025
						8,588	[14]	32,119
Lucy To	41,666	83,334	[15]	2.35	8/12/2034	—		—
	—	1,200,000	[16]	2.17	10/1/2035	—		—
Christoph Bausch, PhD	10,468	—		10.70	3/12/2027	—		—
	8,142	—		10.70	3/12/2027	—		—
	6,979	—		10.70	3/12/2028	—		—
	1,163	—		26.90	4/26/2030	—		—
	2,497	—		17.80	3/15/2032	—		—
	22,333	5,154	[17]	7.11	9/12/2032	—		—
	18,906	8,594	[18]	5.35	3/13/2033	—		—
	64,166	75,834	[19]	5.17	2/20/2034	—		—
	10,359	18,890	[20]	2.90	7/15/2034	—		—
	—	600,000	[21]	2.17	10/1/2035	—		—

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
(16)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of Ms. To’s commencement of service as Chief Financial Officer of the Registrant, and vest as to the remainder of the shares in 36 equal monthly installments thereafter
(17)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter
(18)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter
(19)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter
(20)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter
(21)
The shares subject to this stock option award will vest as to 25% of the shares on one-year anniversary of the grant date, and vest as to the remainder of the shares in 36 equal monthly installments thereafter

Named Executive Officer Employment Arrangements

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

Alexandra Kropotova

On May 20, 2022, we entered into an Executive Employment Agreement with Dr. Kropotova to serve as our Executive Vice President – Chief Medical Officer. The agreement provides Dr. Kropotova an annual base salary of $540,800, and her eligibility to participate in the Company’s benefit plans generally. The agreement also subjects Dr. Kropotova to standard nondisclosure, invention assignment, and arbitration provisions. If Dr. Kropotova’s employment is terminated by the Company without Cause (as defined in the employment agreement) (other than for death or disability) or the term of her employment is not renewed, Dr. Kropotova will receive: (i) a severance payment equal to one year of her then base salary, payable in a lump sum five business days after her release becomes final, (ii) the applicable accrued but unpaid annual bonus, if any, for the fiscal year ended prior to her date of termination, payable at the same time annual bonuses for such fiscal year are paid to other key executives of the Company, (iii) one hundred percent of her outstanding unvested equity awards as of the date of termination will be fully vested and exercisable, and (iv) reimbursement of the COBRA premiums, if any, for continuation coverage for Dr. Kropotova, her spouse and dependents under the Company’s group health, dental and vision plans for a six month period from the date of termination.

Lucy To

On July 26, 2024, we entered into an Executive Employment Agreement with Ms. To to serve as our Executive Vice President – Chief Financial Officer. The agreement provides Ms. To (i) an annual base salary of $475,000; (ii) a one-time deferred signing bonus in the amount of $125,000, subject to certain conditions; (iii) eligibility to participate in the Company's annual discretionary bonus plan for executives, with the potential to earn a cash bonus of up to forty five (45%) percent of Ms. To’s base salary; (iv) eligibility to participate in the Company’s benefit plans; (v) reimbursement for reasonable out-of-pocket expenses; and (vi) options to acquire 125,000 shares of the Company’s common stock, par value $0.0001 per share (the “Options”) subject to a four-year vesting schedule with 25% of the Options vesting on the one-year anniversary date from Ms. To’s start date, and the remaining 75% vesting on a monthly basis thereafter in thirty-six equal installments. The Employment Agreement subjects Ms. To to standard restrictive covenants for agreements of its type, including non-competition and non-solicitation.

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

Summary Director Compensation Table

The following table sets forth information regarding the compensation awarded to, earned by or paid to our non-employee directors for the fiscal year ended December 31, 2025.

	Fees Earned or Paid in Cash	Option Awards (1)	Stock Awards (2)	Total
Name	($)	($)	($)	($)
David Link, MBA	36,000	453,255	—	489,255
Katie Ellias	37,000	453,255	—	490,255
William Polvino, MD	36,000	453,255	—	489,255
Scott Giberson	35,250	453,255	—	488,505
Erick Lucera	43,000	453,255	—	496,255
Andrew Moin	—	—	—	—
Jay Skyler, MD	34,000	453,255	—	487,255
David Zaccardelli, PharmD (3)	—	—	—	—
Rita Jain, MD (3)	—	—	—	—
(1)
Represents the aggregate grant date fair value of stock option awards granted in the respective fiscal year as computed in accordance with FASB ASC Topic 718, Compensation — Stock Compensation. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. A discussion of the assumptions used in calculating the amounts in this column may be found in the Notes to our audited consolidated financial statements for the year ended December 31, 2025 set forth in this Annual Report. These amounts do not represent the actual amounts paid to or realized by the executives during the fiscal years presented.
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
(3)
Dr. Zaccardelli joined the board of directors in January 2026, and so received no compensation during the year ended December 31, 2025. On January 5, 2026, Mr. Zaccardelli received an inaugural option grant, exercisable for 240,000 shares of common stock. The option grant was made pursuant to the 2021 Plan. Shares underlying the option vest in three equal annual installments on January 5, 2027, January 5, 2028 and January 5, 2029.
(4)
Dr. Jain joined the board of directors in January 2026, and so received no compensation during the year ended December 31, 2025. On January 5, 2026, Dr. Jain received an inaugural option grant, exercisable for 240,000 shares of common stock. The option grant was made pursuant to the 2021 Plan. Shares underlying the option vest in three equal annual installments on January 5, 2027, January 5, 2028 and January 5, 2029.

Narrative to Director Compensation Table

Our director compensation policy is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Annual Cash Compensation

The annual retainers payable to non-employee directors for service on the Board and its committees are as follows, as of the date of this Annual Report: Independent directors receive $40 thousand for Board service. Additional retainers are paid for committee roles. The Chairperson or Lead Director receives an additional $25 thousand. The Audit Committee Chairperson receives $20 thousand, the Compensation Committee Chairperson receives $15 thousand, and the Nominating and Governance Committee Chairperson receives $10 thousand. Members of the Audit Committee receive $10 thousand, members of the Compensation Committee receive $8 thousand, and members of the Nominating and Governance Committee receive $5 thousand.

Inaugural Equity Grants

Each non-employee director who joins the board receives an initial equity award of an option to purchase 240 thousand shares of our common stock, which vests over a three-year period in three equal annual installments beginning on the first anniversary of the date of grant.

Annual Equity Grants

Each non-employee director receives an annual equity award of an option to purchase 150 thousand shares of our common stock, which vests over a two-year period in two equal annual installments beginning on the first anniversary of the date of grant.

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

A summary of the potential payments that each of our current named executive officers would have received upon the occurrence of these events, assuming that each triggering event occurred on December 31, 2025, is set forth below.

	Cash Severance	Accelerated Equity Awards (1)	Bonus (2)	Continued Health (3)	Total
Triggering Event	($)	($)	($)	($)	($)
Samuel J. Reich
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	525,000	7,975,128	315,000	30,612	8,845,740
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	525,000	7,975,128	315,000	30,612	8,845,740
Eddie J. Sullivan, PhD.
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	485,000	5,019,056	243,000	19,059	5,766,115
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	485,000	5,019,056	243,000	19,059	5,766,115
Alexandra Kropotova, MD
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	540,750	3,967,865	243,000	18,925	4,770,540
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	540,750	3,967,865	243,000	18,925	4,770,540
Lucy To
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	475,000	1,890,000	214,000	9,098	2,588,098
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	475,000	1,890,000	214,000	9,098	2,588,098
Christoph Bausch, PhD
Termination of Employment Without Cause/Resignation for Good Reason Apart from a Change in Control	425,000	1,114,541	170,000	35,830	1,745,371
Termination of Employment Without Cause/Resignation for Good Reason in Connection with a Change in Control	425,000	1,114,541	170,000	35,830	1,745,371
(1)
The values are based on the fair market value of our common stock of $3.74 on December 31, 2025. In the case of unvested options, the value represents the excess of fair market value over the exercise price of the unvested options, multiplied by the number of shares of common stock underlying such unvested options. In the case of unvested RSU's, the value represents the number of shares of common stock underlying the unvested RSU awards that would vest on an accelerated basis, multiplied by the fair market value described above.
(2)
Represents accrued but unpaid annual bonus, if any, for the fiscal year ended prior to the date of termination and 100% of the executives target bonus effect for the fiscal year in which the executive is terminated, prorated based on the actual amount of time the executive is employed by the Company.
(3)
Continued health payment represents 12 months of COBRA coverage.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2026, by:

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

The percentage of beneficial ownership of the Company is calculated based on 50,951,037 shares of common stock outstanding as of March 2, 2026. Shares of common stock subject to warrants, options or rights currently exercisable, or exercisable within 60 days of March 2, 2026 are counted as beneficially owned.

Shares Beneficially Owned (1)

Beneficial Owner	Common Stock	Percent		Series A-2 Preferred Stock	Percent		Series B Preferred Stock	Percent		Percent of Total Voting Power
Executive Officers and Directors
Eddie J. Sullivan, PhD (2)	722,669	1.41%		—	*	%	—	*	%	*	%
Samuel J. Reich (3)	451,565	*	%	—	*	%	—	*	%	*	%
William Polvino, MD (4)	30,937	*	%	—	*	%	—	*	%	*	%
David Link, MBA (5)	35,046	*	%	—	*	%	—	*	%	*	%
Scott Giberson (6)	12,500	*	%	—	*	%	—	*	%	*	%
Erick Lucera (7)	12,500	*	%	—	*	%	—	*	%	*	%
Andrew Moin (8)	2,198,457	4.31%		28,380	100%		211,100	34.48%		23.84%
Katie Ellias (9)	21,666	*	%	—	*	%	—	*	%	*	%
Jay S. Skyler, M.D., MACP, FRCP (10)	21,666	*	%	—	*	%	—	*	%	*	%
Rita Jain, MD	—	*	%	—	*	%	—	*	%	*	%
David Zaccardelli, PharmD	—	*	%	—	*	%	—	*	%	*	%
Alexandra Kropotova, MD (11)	115,411	*	%	—	*	%	—	*	%	*	%
Lucy To (12)	52,083	*	%	—	*	%	—	*	%	*	%
Christoph Bausch, PhD (13)	163,699	*	%	—	*	%	—	*	%	*	%
All Directors and Executive Officers as a Group (14)	3,838,199	7.39%		28,380	100.00%		211,100	34.48%		25.03%

Other 5% Stockholders
RA Capital Healthcare Fund, L.P. (14)	4,401,500	8.64%		—	*	%	127,385	20.81%		9.99%	%
Perceptive Advisors LLC (15)	3,471,861	6.81%		—	*	%	—	*	%	*	%
Entities Affiliated with BVF Partners (16)	—	*	%	—	*	%	—	*	%	*	%
Entities Managed by RTW Investments, LP (17)	—	*	%	—	*	%	—	*	%	*	%

* Represents beneficial ownership of less than one percent (1%).

(1)
Except as indicated in these footnotes: (i) each person named in this table has sole voting and investment power with respect to all shares of Common Stock and Series A Preferred Stock beneficially owned by such person; (ii) the number of shares beneficially owned by each person includes any restricted shares of Common Stock, shares of Common Stock that may be acquired through the exercise of options and warrants that such person has the right to acquire as of, or within 60 days of March 2, 2026, and after giving effect to any applicable limitations on beneficial ownership described in the footnotes below; and (iii) the beneficial ownership percentages shown above are based on a total of 116,671,661 eligible voting shares outstanding as of March 2, 2026, being comprised of (a) 50,951,037 shares of Common Stock, (b) 4,504,824 shares of Common Stock assuming conversion of 28,380 shares of Series A-2 Preferred Stock, par value $0.0001 per share (the “Series A-2 Preferred Stock”), and (c) 61,215,800 shares of common stock assuming conversion of 612,158 shares of Series B Preferred stock, par value $0.0001 per share (the “Series B Preferred Stock”).

(2)
Consists of (i) 523,230 shares of common stock held by Dr. Sullivan; and (ii) 199,439 shares of common stock underlying stock options held by Dr. Sullivan exercisable within 60 days of March 2, 2026.
(3)
Consists of (i) 21,800 shares of common stock held by Mr. Reich; (ii) 100 shares of common stock held jointly by Mr. Reich and Mr. Reich’s spouse; (iii) 54,769 of shares of common stock held by Big Cypress Holdings, LLC that are subject to vesting during a period of up to five years after October 22, 2021, which is the Business Combination Closing Date; (iv) 996 shares of common stock underlying warrants that are currently exercisable; and (v) 373,900 shares of common stock underlying stock options held by Mr. Reich exercisable within 60 days of March 2, 2026. Mr. Reich is a managing member with voting and dispositive power over shares of Big Cypress Holdings, LLC and is deemed to have beneficial ownership of the shares held by Big Cypress Holdings, LLC. Mr. Reich disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, directly or indirectly.
(4)
Consists of 30,937 shares of common stock underlying stock options held by Dr. Polvino exercisable within 60 days of March 2, 2026.
(5)
Consists of (i) 5,731 shares of common stock held by Mr. Link; (ii) 1,209 of shares of common stock held by Iron Horse Investments, LLC; (iii) 4,149 shares of common stock underlying warrants that are currently exercisable; and (iv) 23,957 shares of common stock underlying stock options held by Mr. Link exercisable within 60 days of March 2, 2026. Mr. Link is a control person with voting and dispositive power over shares of Iron Horse Investments, LLC and is deemed to have beneficial ownership of the shares held by Iron Horse Investments, LLC. Mr. Link disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein, directly or indirectly.
(6)
Consists of 12,500 shares of common stock underlying stock options held by Mr. Giberson exercisable within 60 days of March 2, 2026.
(7)
Consists of 12,500 shares of common stock underlying stock options held by Mr. Lucera exercisable within 60 days of March 2, 2026.
(8)
Andrew Moin, an Analyst and Partner with Sessa Capital, is a member of the board of directors of the Company. Sessa Capital (Master), L.P. and its affiliates beneficially own the securities listed in the table above, and Mr. Moin disclaims beneficial ownership of such securities. Sessa is subject to a 4.99% blocker.
(9)
Consists of 21,666 shares of common stock underlying stock options held by Ms. Ellias exercisable within 60 days of March 2, 2026.
(10)
Consists of 21,666 shares of common stock underlying stock options held by Dr. Skyler exercisable within 60 days of March 2, 2026.
(11)
Consists of (i) 31,946 shares of common stock held by Dr. Kropotova; (ii) 77,474 shares of common stock underlying stock options exercisable within 60 days of March 2, 2026; (iii) and 5,991 shares of common stock underlying restricted stock units that will vest within 60 days of March 2, 2026.
(12)
Consists of 52,083 shares of common stock underlying stock options held by Ms. To exercisable within 60 days of March 2, 2026.
(13)
Consists of 163,699 shares of common stock underlying stock options held by Mr. Bausch exercisable within 60 days of March 2, 2026.
(14)
Represents an aggregate of (i) 4,401,500 shares of Common Stock and (ii) 127,385 shares of the Company’s Series B Preferred Stock which are convertible into an aggregate of 12,738,500 shares of Common Stock held by RA Capital Healthcare Fund, L.P. (“RACHF”) RACHF is subject to a 9.99% blocker on all shares of Series B Preferred Stock and Warrants held by RACHF. RA Capital Management, L.P. is the investment manager for RACHF. The general partner of RA Capital Management, L.P. is RA Capital Management GP, LLC, of which Peter Kolchinsky and Rajeev Shah are the managing members. Each of RA Capital Management, L.P., RA Capital Management GP, LLC, Mr. Kolchinsky and Mr. Shah may be deemed to have voting and investment power over the securities held by RACHF. RA Capital Management, L.P., RA Capital Management GP, LLC, Mr. Kolchinsky and Mr. Shah disclaim beneficial ownership of such securities except to the extent of any pecuniary interest therein. The principal business address of the persons and entities listed above is 200 Berkeley Street, 18th Floor, Boston, MA 02116.
(15)
Based solely on a Schedule 13G/A filed with the SEC. Represents an aggregate of 3,471,861 shares of Common Stock directly held by Perceptive Life Sciences Master Fund, Ltd. (“Master Fund”). Perceptive Advisors LLC (“Perceptive Advisors”), as the investment manager to the Master Fund, may be deemed to beneficially own the securities held by the Master Fund. Joseph Edelman, as the managing member of Perceptive Advisors, may be deemed to beneficially own the securities held by the Master Fund. The address of the principal business office of each of the reporting persons is 51 Astor Place, 10th Floor, New York, NY 10003.

(16)
Based solely on a Schedule 13G/A filed with the SEC on February 17, 2026. Represents an aggregate of 4,761,902 shares of Common Stock issuable upon conversion of shares of Series A-3 Preferred Stock underlying 30,000 Tranche C Warrants, subject to a 9.99% beneficial ownership limitation. The underlying shares are held by Biotechnology Value Fund, L.P. (“BVF”), Biotechnology Value Fund II, L.P. (“BVF2”), and Trading Fund OS, with additional shares held in a Partners managed account. BVF GP, BVF2 GP, and Partners OS serve as general partners to BVF, BVF2, and Trading Fund OS, respectively. BVF Group Holdings, LLC (“BVF GPH”) is the sole member of BVF GP and BVF2 GP. BVF Partners L.P. (“Partners”) serves as the investment manager of BVF, BVF2, Trading Fund OS, and the Partners managed account. BVF Inc., as the general partner of Partners, and Mark N. Lampert, as a director and officer of BVF Inc., may each be deemed to beneficially own the securities held by these entities. Each reporting person disclaims beneficial ownership of the securities except to the extent of its pecuniary interest therein. The address of the business office of each of the reporting persons is 40 10th Avenue, Floor 7, New York, New York 10014.
(17)
Based solely on a Schedule 13G filed with the SEC on February 17, 2026. Represents an aggregate of 1,587,300 shares of Common Stock issuable upon conversion of Series A-3 Preferred Stock underlying 10,000 Tranche C Warrants held by the RTW Funds. RTW Investments, LP (“RTW Investments”) serves as the investment adviser to the RTW Funds and may be deemed to beneficially own the securities held by the RTW Funds. Roderick Wong, M.D., as Managing Partner and Chief Investment Officer of RTW Investments, may also be deemed to beneficially own the securities held by the RTW Funds. Each reporting person disclaims beneficial ownership of the securities except to the extent of its pecuniary interest therein. The address of the business office of each of the reporting persons is 40 10th Avenue, Floor 7, New York, New York 10014.

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

The following table presents information as of December 31, 2025 with respect to compensation plans under which shares of our common stock may be issued:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options and Awards	Weighted-average exercise price of outstanding securities ($)	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders (2)	20,699,594	$2.81	11,280,624
Equity compensation plans not approved by security holders (3)	202,817	$15.14	525,833
Total	20,902,411	$2.93	11,806,457

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as described below, there were no transactions since January 1, 2025 to which we have been a party, in which the amount involved in the transaction exceeded the lesser of (i) $120 thousand and (ii) 1% of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described under “Executive Compensation.”

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

Item 14. Principal Accounting Fees and Services.

The following table represents aggregate fees billed to the Company for the fiscal year ended December 31, 2025 by EisnerAmper LLP (“EisnerAmper”), the Company’s independent registered public accounting firm.

(US Dollars)	2025	2024
Audit fees	$425,250	$316,650
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$425,250	$316,650

Audit fees for the fiscal years ended December 31, 2025 rendered by EisnerAmper relate to professional services rendered for the audit of our financial statements, quarterly reviews, issuance of consents, and review of documents filed with the SEC.

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
(3)
Exhibits:

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
1.1***	Sales Agreement, dated December 29, 2025, by and between SAB Biotherapeutics, Inc. and UBS Securities LLC	S-3	333-292482	1.1	December 29, 2025
2.1+

Agreement and Plan of Merger, dated as of June 21, 2021, by and among Big Cypress Acquisition Corp., Big Cypress Merger Sub Inc, SAB Biotherapeutics, Inc., and Shareholder Representative Services LLC as the Stockholders’ Representative

		8-K	001-39871	2.1+	October 28, 2021
2.2+	First Amendment to Agreement and Plan of Merger, dated August 12, 2021, by and among Big Cypress Acquisition Corp. and SAB Biotherapeutics, Inc.	8-K	001-39871	2.2	October 28, 2021
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-39871	3.1	October 28, 2021
3.2	Amended and Restated Bylaws.	8-K	001-39871	3.2	October 28, 2021
3.3	Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock	8-K	001-39871	3.1	October 2, 2023
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	8-K	001-39871	3.1	November 22, 2023
3.5	Certificate of Amendment to the Certificate of Incorporation, as amended and restated, dated January 2, 2024	8-K	001-39871	3.1	January 3, 2024
3.6	Certificate of Designations of Preferences, Rights and Limitations of the Series B Convertible Non-Voting Preferred Stock	8-K	001-39871	3.1	July 21, 2025
4.1	Specimen common stock Certificate of Registrant.	S-1/A	333-258869	4.2	January 4, 2021
4.2	Specimen Warrant Certificate of Registrant (incorporated by reference to Exhibit 4.3 of Form S-1/A.)	S-1/A	333-258869	4.3	January 4, 2021
4.3	Form of Warrant Agreement between Registrant and Continental Stock Transfer & Trust Company.	S-1/A	333-258869	4.4	January 4, 2021
4.4	Form Warrant	10-Q	001-39871	4.1	May 15, 2023
4.5	Description of Registrant’s Securities	10-K	001-39871	4.5	March 29, 2024
4.6	Form of Preferred Tranche A Warrant	8-K	001-39871	4.1	October 2, 2023
4.7	Form of Preferred Tranche B Warrant	8-K	001-39871	4.2	October 2, 2023
4.8	Form of Preferred Tranche C Warrant	8-K	001-39871	4.3	October 2, 2023
4.9	Form of Preferred Warrant	8-K	001-39871	4.1	July 21, 2025
4.10	Form of Preferred Warrant	8-K	001-39871	4.2	July 21, 2025
10.1	Amended and Restated Registration Rights Agreement.	8-K	001-39871	10.1	October 28, 2021

10.2¥	Employment Agreement, dated March 1, 2021, by and between SAB Biotherapeutics, Inc. and Eddie J. Sullivan.	8-K	001-39871	10.2¥	October 28, 2021
10.3¥	Executive Employment Agreement, dated November 17, 2021, by and between SAB Biotherapeutics, Inc. and Samuel J. Reich	8-K	001-39871	10.1	November 19, 2021
10.4	Form of Indemnification Agreement.	10-K	001-39871	10.4	March 31, 2025
10.5¥	SAB Biotherapeutics, Inc. 2021 Omnibus Equity Incentive Plan.	8-K	001-39871	10.7	October 28, 2021
10.6¥	2021 Omnibus Equity Incentive Plan, as amended	8-K	001-39871	10.5	September 26, 2025
10.7	Form of Securities Subscription Agreement, dated November 12, 2020, between BCYP and Big Cypress Holdings LLC.	S-4	333-258869	10.3	September 22, 2021
10.8	Securities Purchase Agreement, dated December 7, 2020, between BCYP and Ladenburg Thalmann & Co. Inc. and certain of its employees.	S-4	333-258869	10.4	September 22, 2021
10.9	Placement Unit Subscription Agreement dated January 11, 2021 between the Company and Big Cypress Holdings LLC.	S-4	333-258869	10.5	September 22, 2021
10.10	BCYP Stockholders Support Agreement.	S-4	333-258869	10.7	September 22, 2021
10.11	SAB Stockholders Support Agreement.	S-4	333-258869	10.8	September 22, 2021
10.12¥	Executive Employment Agreement, dated May 20, 2022, by and between SAB Biotherapeutics, Inc. and Alexandra Kropotova	10-K	001-39871	10.5	April 14, 2023
10.13	Third Amendment to Amended and Restated Lease Agreement	10-K	001-39871	10.14	April 14, 2023
10.14	Fourth Amendment to Amended and Restated Lease Agreement	8-K	001-39871	10.1	October 13, 2022
10.15+	Manufacturing Option Agreement, dated October 26, 2022	8-K	001-39871	10.1	November 1, 2022
10.16+	Right of First Refusal Agreement, dated October 26, 2022	8-K	001-39871	10.2	November 1, 2022
10.17	Securities Purchase Agreement dated December 6, 2022, by and between the Company and the purchasers thereto	8-K	001-39871	10.1	December 12, 2022
10.18	Form of Securities Purchase Agreement, dated September 29, 2023 by and among SAB Biotherapeutics, Inc. and the purchasers named therein	8-K	001-39871	10.1	October 2, 2023
10.19¥	Legacy SAB Biotherapeutics, Inc. 2014 Equity Incentive Plan	S-8	333-277314	99.2	February 23, 2024
10.20¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Eddie J. Sullivan, dated March 5, 2024	8-K	001-39871	10.1	March 8, 2024
10.21¥	Executive Employment Agreement between SAB Biotherapeutics, Inc. and Christoph Bausch, dated March 5, 2024	8-K	001-39871	10.2	March 8, 2024
10.22¥	Employment Agreement between SAB Biotherapeutics, Inc. and Mark Conley dated November 6, 2023	8-K	001-39871	10.1	May 31, 2024
10.23¥	Employment Agreement between SAB Biotherapeutics, Inc. and Lucy To dated July 26, 2024	8-K	001-39871	10.1	July 31, 2024
10.24***	Lease Agreement between SAB Biotherapeutics, Inc. and Sanford Health, dated February 1, 2025	8-K	001-39871	10.1	February 5, 2025
10.25	Form of Securities Purchase Agreement, dated July 21, 2025 by and among SAB Biotherapeutics, Inc. and the purchasers named therein	8-K	001-39871	10.1	July 21, 2025

10.26	Form of Registration Rights Agreement, dated July 21, 2025 by and among SAB Biotherapeutics, Inc. and the holders named therein	8-K	001-39871	10.2	July 21, 2025
10.27	Form of Support Agreement, dated July 21, 2025 by and among SAB Biotherapeutics, Inc. and the holders named therein	8-K	001-39871	10.3	July 21, 2025
10.28	Letter Agreement, dated July 21, 2025 by and between SAB Biotherapeutics, Inc. and RA Capital Healthcare Fund, L.P.	8-K	001-39871	10.4	July 21, 2025
19.1	Insider Trading Policy	10-K	001-39871	19.1	March 31, 2025
21.1*	List of Subsidiaries
23.1*	Consent of EisnerAmper LLP
24.1*	Power of Attorney (included on a signature page of the initial filing of this Annual Report)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	SAB Biotherapeutics, Inc. Clawback Policy	10-K	001-39871	97.1	March 29, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SAB BIOTHERAPEUTICS, INC.

Date: March 9, 2026	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chief Executive Officer

The undersigned officers and directors of SAB Biotherapeutics, Inc., hereby severally constitute and appoint Samuel J. Reich and Lucy To, and each of them individually, with full power of substitution and resubstitution, as their true and lawful attorneys and agents, to do any and all acts and things in their name and behalf in their capacities as directors and officers and to execute any and all instruments for them and in their names in the capacities indicated below, which said attorneys and agents, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report, including specifically but without limitation, power and authority to sign for them or any of them in their names in the capacities indicated below, any and all amendments hereto, and they do hereby ratify and confirm all that said attorneys and agents, or either of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Samuel J. Reich	Chief Executive Officer and Director	March 9, 2026
Samuel J. Reich	(Principal Executive Officer)

/s/ Lucy To	Chief Financial Officer	March 9, 2026
Lucy To	(Principal Financial Officer and Principal Accounting Officer)

/s/ Eddie J. Sullivan, PhD	President and Director	March 9, 2026
Eddie J. Sullivan, PhD

/s/ David Zaccardelli, Pharm D.	Chairman of the Board	March 9, 2026
David Zaccardelli, Pharm D.

/s/ Katie Ellias	Director	March 9, 2026
Katie Ellias

/s/ Scott Giberson, RPh, MPH, D.Sc.	Director	March 9, 2026
Scott Giberson, RPh, MPH, D.Sc.

/s/ Rita Jain, MD	Director	March 9, 2026
Rita Jain, MD

/s/ David Link, MBA	Director	March 9, 2026
David Link, MBA

/s/ Erick Lucera	Director	March 9, 2026
Erick Lucera

/s/ Andrew Moin	Director	March 9, 2026
Andrew Moin

/s/ William Polvino, MD	Director	March 9, 2026
William Polvino, MD

/s/ Jay Skyler, MD	Director	March 9, 2026
Jay Skyler, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

SAB Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SAB Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 9, 2026

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets
Current assets
Cash and cash equivalents	$10,502,680	$8,897,966
Short-term investments	86,089,779	11,862,746
Accrued interest receivable	946,781	54,955
Prepaid expenses and other current assets	3,513,384	2,976,562
Total current assets	101,052,624	23,792,229
Deferred issuance cost	150,145	261,105
Long-term prepaid assets	5,309,345	220,997
Long-term investments	46,892,882	—
Operating lease right-of-use assets	2,603,059	970,294
Financing lease right-of-use assets	3,496,012	3,582,835
Property, plant and equipment, net	13,305,902	15,368,009
Total assets	$172,809,969	$44,195,469
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,145,805	$1,694,722
Notes payable	—	275,849
Accrued expenses and other current liabilities	6,583,996	5,473,036
Operating lease liabilities, current portion	797,402	393,430
Finance lease liabilities, current portion	153,967	142,563
Total current liabilities	10,681,170	7,979,600
Operating lease liabilities, noncurrent	1,877,360	581,148
Finance lease liabilities, noncurrent	3,121,952	3,275,919
Warrant liabilities	5,635,112	6,389,226
Total liabilities	21,315,594	18,225,893
Commitments and contingencies (Note 18)
Stockholders’ equity
Series A Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 28,380 and 42,019 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	3	5
Series B Preferred stock; $0.0001 par value; 2,928,570 shares authorized, 638,558 shares issued and outstanding at December 31, 2025 and 0 shares issued and outstanding as of December 31, 2024	64	—
Common stock; $0.0001 par value; 800,000,000 shares authorized at December 31, 2025 and December 31, 2024; 47,664,564 and 9,343,533 shares issued at December 31, 2025 and December 31, 2024, respectively, and 47,609,899 and 9,288,868 outstanding at December 31, 2025 and December 31, 2024, respectively	4,766	935
Treasury stock, at cost; 54,665 shares held at December 31, 2025 and December 31, 2024, respectively	(5,521,246)	(5,521,246)
Additional paid-in capital	267,719,445	155,794,142
Accumulated other comprehensive income (loss)	186,510	(135,410)
Accumulated deficit	(110,895,167)	(124,168,850)
Total stockholders’ equity	151,494,375	25,969,576
Total liabilities and stockholders’ equity	$172,809,969	$44,195,469

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For The Year Ended December 31,
	2025	2024
Revenue
Grant revenue	$—	$1,322,410
Total revenue	—	1,322,410
Operating expenses
Research and development	34,352,332	30,251,667
General and administrative	14,601,031	13,981,263
Total operating expenses	48,953,363	44,232,930
Loss from operations	(48,953,363)	(42,910,520)
Other income (expense)
Changes in fair value of warrant liabilities	62,754,186	5,385,009
Interest expense	(240,664)	(318,401)
Interest income	1,432,032	1,285,998
Other income	3,133,784	2,452,605
Warrant issuance expense	(4,852,292)	—
Total other income	62,227,046	8,805,211
Net income (loss)	$13,273,683	$(34,105,309)
Other comprehensive income (loss):
Unrealized gain, change in fair value of available-for-sale securities, net of tax	$185,464	$647
Foreign currency translation gain (loss)	136,456	(162,477)
Total comprehensive income (loss)	$13,595,603	$(34,267,139)
Income (loss) per common share attributable to the Company’s shareholders
Basic income (loss) per common share	$0.22	$(3.68)
Diluted loss per common share	$(0.79)	$(3.68)
Weighted-average common shares outstanding – basic	19,311,798	9,261,918
Weighted-average common shares outstanding – diluted	61,340,193	9,261,918

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholders’ Equity

For the years ended December 31, 2025 and 2024

			Mezzanine Equity
	Common stock		Series B Preferred Stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	9,343,533	$935	—	$—	—	$—	42,019	$5	$155,794,142	(54,665)	$(5,521,246)	$(124,168,850)	$(135,410)	$25,969,576
Stock-based compensation	—	—	—	—	—	—	—	—	5,210,647	—	—	—	—	5,210,647
Issuance of common stock pursuant to vesting of restricted stock units	11,913	1	—	—	—	—	—	—	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	—	—	(11,205)	—	—	—	—	(11,205)
Conversion of Series A Preferred Stock into common shares	2,164,918	216	—	—	—	—	(13,639)	(2)	(214)	—	—	—	—	—
Issuance of Series B Preferred Stock and warrants under private placement offering	—	—	1,000,000	100	—	—	—	—	—	—	—	—	—	—
Reclassification of Redeemable Preferred Stock to Permanent Equity upon Requisite Approval	—	—	(1,000,000)	(100)	1,000,000	100	—	—	16,038,560	—	—	—	—	16,038,660
Conversion of Series B Preferred Stock into common shares	36,144,200	3,614	—	—	(361,442)	(36)	—	—	(3,578)	—	—	—	—	—
Reclassification of PIPE Warrants to Permanent Equity following shareholder approval	—	—	—	—	—	—	—	—	90,691,094	—	—	—	—	90,691,094
Net income	—	—	—	—	—	—	—	—	—	—	—	13,273,683	—	13,273,683
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	—	136,456	136,456
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	185,464	185,464
Balance at December 31, 2025	47,664,564	$4,766			638,558	$64	28,380	$3	$267,719,445	(54,665)	$(5,521,246)	$(110,895,167)	$186,510	$151,494,375

See accompanying notes to the consolidated financial statements.

	Common stock		Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2023	9,280,159	$929	42,236	$5	$152,856,874	(54,665)	$(5,521,246)	$(90,063,541)	$26,420	$57,299,441
Stock-based compensation	—	—	—	—	2,941,796	—	—	—	—	2,941,796
Issuance of common stock pursuant to vesting of restricted stock units	25,214	2	—	—	(2)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	(24,931)	—	—	—	—	(24,931)
Issuance of common stock for exercise of stock options	3,780	1	—	—	20,408	—	—	—	—	20,409
Conversion of Series A2 Preferred Stock into common shares	34,380	3	(217)	—	(3)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	(34,105,309)	—	(34,105,309)
Foreign currency translation	—	—	—	—	—	—	—	—	(162,477)	(162,477)
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	647	647
Balance at December 31, 2024	9,343,533	$935	42,019	$5	$155,794,142	(54,665)	$(5,521,246)	$(124,168,850)	$(135,410)	$25,969,576

See accompanying notes to the consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$13,273,683	$(34,105,309)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,994,763	4,705,771
Amortization of finance right-of-use assets	86,823	86,824
Stock-based compensation expense	5,210,647	2,941,796
Net realized and unrealized gain on investment in short-term securities	(73,967)	—
Changes in fair value of warrant liabilities	(62,754,186)	(5,385,009)
Accretion of discounts on short-term investments	(88,631)	(237,093)
Write-off of deferred issuance costs	261,105	—
Changes in operating assets and liabilities
Accrued interest receivable	(891,826)	(54,955)
Prepaid expenses and other current assets	(5,285,259)	(590,461)
Operating lease right-of-use assets and liabilities, net	67,420	(23,458)
Accounts payable	1,482,793	923,323
Deferred grant income	—	(1,322,410)
Accrued expense and other current liabilities	941,524	(1,231,028)
Net cash used in operating activities	(44,775,111)	(34,292,009)

Cash flows from investing activities:
Proceeds from the sale of equipment	500	—
Purchases of equipment	(933,156)	(337,262)
Purchases of investment securities	(142,035,560)	(37,446,201)
Sales and maturities of investments	21,262,086	25,821,196
Net cash used in investing activities	(121,706,130)	(11,962,267)

Cash flows from financing activities:
Proceeds from the 2025 PIPE, net of Series B issuance costs	168,729,827	—
Payment of deferred issuance costs	(758)	(261,105)
Proceeds from issuance of notes payable	—	515,986
Principal payments of notes payable	(275,849)	(1,290,982)
Principal payments on finance leases	(142,563)	(132,003)
Proceeds from exercise of stock options	—	20,409
Tax payments for share settlement of restricted stock units	(11,205)	(24,931)
Net cash provided by (used in) financing activities	168,299,452	(1,172,626)

Effect of exchange rate changes on cash and cash equivalents	(213,497)	(241,198)

Net increase (decrease) in cash and cash equivalents	1,604,714	(47,668,100)
Cash and cash equivalents
Beginning of period	8,897,966	56,566,066
End of period	$10,502,680	$8,897,966
Supplemental cash flow information:
Cash paid for interest	$242,032	$373,954

Supplemental information on non-cash investing and finance activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$2,422,191	$368,425
Deferred issuance costs included in accrued expenses	149,387	$—
Reclassification of warrants from liability to equity	90,691,094	—
Reclassification of Redeemable Preferred Stock to Permanent Equity upon Requisite Approval	16,038,660	—

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

Australian Research and Development Tax Credit

In June 2023, the Company formed a new subsidiary in Australia, SAB BIO PTY LTD, a proprietary limited company (“SAB Australia”), primarily to conduct preclinical and clinical activities for product candidates. SAB Australia’s research and development activities qualify for the Australian government’s tax credit program.

Liquidity and Going Concern

As of December 31, 2025, the Company had an accumulated deficit of $110.9 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

Based on the Company’s current level of operating expenses, existing resources will be sufficient to cover operating cash needs through at least the twelve months following the date of this report. In the future, the Company may seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements.

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

The Company had $0.2 million deferred issuance costs as of December 31, 2025 related to the Company’s sales agreement with UBS Securities LLC. The Company had $0.3 million in deferred issuance costs as of December 31, 2024 related to the Company’s sales agreement with Cantor Fitzgerald & Co. See Note 10, Stockholders’ Equity, for further details on the sales agreements.

Cash, cash equivalents, and restricted cash

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. Cash equivalents consist primarily of exchange-traded money market funds and U.S. treasury securities.

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

At December 31, 2025, the Company’s short-term and long-term investments consisted of U.S. treasury securities and corporate bonds with original maturity exceeding 90 days, and investments in exchange-traded mutual funds. The Company classifies these securities as current and non-current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

The Company recognizes the change in fair value of equity securities within other income in the consolidated statements of operations and comprehensive income (loss), and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the consolidated balance sheets.

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

The Company did not record an allowance for credit losses on its available-for-sale debt securities during the years ended December 31, 2025 and 2024.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the years ended December 31, 2025 and 2024.

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

The Company elected not to apply the recognition requirements of ASC 842 to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, the Company recognized lease payments in the Consolidated Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. The Company elected this policy for all classes of underlying assets.

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

During the years ended December 31, 2025 and 2024, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material changes in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the years ended December 31, 2025 and 2024, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Property, Plant and Equipment

The Company records property, plant, and equipment at cost less depreciation and amortization. Depreciation is calculated using straight-line methods over the following estimated useful lives:

Animal facility equipment	7 years
Animal facility	40 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of asset life or lease term
Office furniture and equipment	5 years
Vehicles	5 years

Repairs and maintenance expenses are expensed as incurred.

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the years ended December 31, 2025 and 2024.

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

Comprehensive income (loss)

Comprehensive income (loss) includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive loss for the years ended December 31, 2025 and 2024 consist of net income (loss), foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities.

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

SAB Australia’s research and development activities qualify for the Australian government’s tax credit program, which provides a 48.5% credit for qualifying research and development expenses. The Company recognized $1.9 million and $2.0 million in tax credit income for years ended December 31, 2025 and 2024, respectively.

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

(3) New accounting standards

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliations as well as expanded information on income taxes by jurisdiction. The standard is effective for fiscal years beginning after December 15, 2024 on a prospective basis. The Company adopted this standard for fiscal year 2025, which resulted in incremental income tax disclosures. See Note 15, Income Taxes.

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

(4) Revenue

Government grants

There was no revenue recognized for the year ended December 31, 2025 and approximately $1.3 million recognized from government grants for the year ended December 31, 2024. We had various grants from the US Department of Defense that terminated in 2022. We satisfied all obligations under these arrangements as of December 31, 2024.

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

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the years ended December 31, 2025 and 2024:

	For The Year Ended December 31,
	2025	2024
Calculation of basic income (loss) per share attributable to the Company’s shareholders
Net income (loss)	$13,273,683	$(34,105,309)
Net income attributable to participating securities	9,012,401	—
Net income (loss) attributable to common stockholders - basic	4,261,282	(34,105,309)
Weighted-average common shares outstanding - basic	19,311,798	9,261,918
Earnings per share - basic	$0.22	$(3.68)
Calculation of diluted income (loss) per share attributable to the Company’s shareholders
Net income (loss)	$13,273,683	$(34,105,309)
Change in fair value of warrant liabilities	(62,000,073)	—
Net income (loss) attributable to common stockholders - diluted	$(48,726,390)	$(34,105,309)

Weighted-average common shares outstanding - basic	19,311,798	9,261,918
Series B warrants and preferred stock	42,028,395	—
Weighted-average common shares outstanding – diluted	61,340,193	9,261,918
Net income (loss) per share - diluted	$(0.79)	$(3.68)

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

When computing diluted income (loss) per share, adjustments to the numerator are made for any changes in income (loss) such as changes in fair value that would not have occurred assuming the exercised or conversion of the potentially dilutive securities. During the year ended December 31, 2025, the Company recognized a gain of $62.0 million related to in-the-money warrants to purchase Series B preferred stock. As a result, the numerator is adjusted by these amounts in applying the treasury stock method and assuming the exercise of these instruments. The denominator is adjusted assuming the exercise of these instruments and the conversion of all outstanding shares of Series B preferred stock.

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

	For The Year Ended December 31,
	2025	2024
Stock options and awards	20,902,411	2,999,312
Common Stock Warrants (1)	2,233,407	2,233,407
Series A Preferred Stock (2)	4,504,824	6,669,742
Preferred Stock Warrants (3)	17,002,381	23,803,334
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	44,793,829	35,856,601
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
(2)
Represents 4,504,824 and 6,669,742 shares of common stock underlying 28,380 and 42,019 issued and outstanding shares of Series A-2 Preferred Stock, for the years ended December 31, 2025 and 2024, respectively. See Note 10, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 17,002,381 shares of common stock underlying 107,115 outstanding Preferred Tranche C Warrants (as defined below) for the year ended December 31, 2025, and 6,800,953 and 17,002,381 common shares underlying 42,846 outstanding Preferred Tranche B Warrants (as defined below) and 107,115 outstanding Tranche C Warrants, respectively, for the year ended December 31, 2024 See Note 12, Warrants for further details on the Company’s outstanding warrants.

(6) Property, plant and equipment

As of December 31, 2025 and 2024, the Company’s property, plant and equipment was as follows:

	December 31, 2025	December 31, 2024
Laboratory equipment	$11,339,840	$11,344,007
Animal facility leasehold improvements	8,400,580	8,357,667
Animal facility equipment	1,278,123	1,188,854
Construction-in-progress	759,279	—
Leasehold improvements	7,064,721	7,064,721
Vehicles	201,590	208,453
Office furniture and equipment	1,778,231	1,778,231
Total Property, plant and equipment, gross	30,822,364	29,941,933
Less: accumulated depreciation and amortization	(17,516,462)	(14,573,924)
Property, plant and equipment, net	$13,305,902	$15,368,009

Depreciation and amortization expense for the years ended December 31, 2025 and 2024 was $3.0 million and $4.7 million, respectively. For the year ended December 31, 2024, the Company recorded an expense of approximately $0.9 million for an out-of period adjustment related to the amortization of leasehold improvements, $0.7 million included in research and development expense and $0.2 million is included in general and administrative expense.

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

The Company entered into a lease for office space in April 2024. The Company leased 1,272 square feet, representing the Company’s principal executive offices, in Miami Beach, Florida. The initial term of the lease is 62 months. The lease costs are approximately $7 thousand per month through 2024, with annual increases of 4% through 2029. The Company used an IBR of 7.12%, as the discount rate when measuring the operating lease liability. In September 2025, the Company signed a new lease, expanding the lease space of 1,272 square feet to 3,099 square feet. The lease commenced in January 2026. The operating lease does not include an option to extend beyond the life of the current term. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of December 31, 2025 and 2024 are:

	December 31, 2025		December 31, 2024
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	3.62	12.92	2.85	13.92
Weighted-average discount rate (percentage)	9.45%	7.72%	7.76%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the consolidated balance sheet as of December 31, 2025:

	Operating	Finance
2026	$1,007,017	$401,496
2027	712,653	401,496
2028	728,650	401,496
2029	708,989	401,496
2030	—	401,496
Thereafter	—	3,178,510
Undiscounted future minimum lease payments	3,157,309	5,185,990
Less: Amount representing interest payments	(482,547)	(1,910,071)
Total lease liabilities	2,674,762	3,275,919
Less current portion	(797,402)	(153,967)
Noncurrent lease liabilities	$1,877,360	$3,121,952

Operating lease expense was approximately $1.1 million and $0.8 million, respectively, for the years ended December 31, 2025 and 2024. Operating lease costs were approximately $1.0 million and $0.1 million for research and development and general and administrative expenses, respectively, on the consolidated statement of operations for the year ended December 31, 2025. Operating lease costs were approximately $0.7 million and $0.1 million for research and development and general and administrative expenses, respectively, on the consolidated statement of operations for the year ended December 31, 2024.

Finance lease costs for the years ended December 31, 2025 and 2024 included approximately $0.1 million and $0.1 million respectively, in right-of-use asset amortization and approximately $0.3 million and $0.3 million, respectively, of interest expense. Finance lease costs are included within research and development expenses on the consolidated statements of operations.

Cash payments under operating and finance leases were approximately $1.0 million and $0.4 million, respectively, for the year ended December 31, 2025. Cash payments under operating and finance leases were approximately $0.8 million and $0.4 million, respectively, for the year ended December 31, 2024.

The Company incurred no short-term lease costs for the year ended December 31, 2025 and the variable lease cost was insignificant for the year ended December 31, 2025. Short-term lease costs were approximately $0.1 million and variable lease costs were approximately $0.1 million for the year ended December 31, 2024.

(8) Accrued Expenses and Other Current Liabilities

As of December 31, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Payroll and employee-related costs	$5,036,039	$4,170,381
Accrued research and development expenses	322,743	237,164
Accrued legal fees	354,361	42,159
Accrued financing fees payable	—	479,250
Accrued interest	21,075	22,443
Other accrued expenses	849,778	521,639
	$6,583,996	$5,473,036

(9) Notes Payable

Insurance Financing Note

The Company entered into a premium financing agreement to fund certain Directors and Officers (“D&O”) liability insurance policy premiums. Under the terms of the agreement, the lender was granted a first‑priority lien and security interest in the financed insurance policies and all related amounts, including (a) returned or unearned premiums, (b) additional cash contributions or collateral amounts assessed by insurers and financed by the lender, (c) credits generated by the financed policies, (d) dividend payments, and (e) loss payments that reduce unearned premiums. In cases where premiums under any financed policy may become fully earned in the event of a loss, the lender was designated as a loss payee with respect to such policy.

For the year ended December 31, 2025, the Company did not utilize premium financing for its D&O liability insurance. Instead, the annual policy premium was paid in full at inception in December 2025. For the year ended December 31, 2024, the Company entered into a premium financing agreement for total premiums, taxes, and fees of approximately $516 thousand, bearing an annual interest rate of 7.37%. The financing was repaid through monthly installments, with the final payment made on September 22, 2025. The Company incurred approximately $6 thousand and $17 thousand of interest expense related to this financing arrangement for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, the Company also made payments on a prior insurance financing agreement, which had an original principal balance of $765 thousand with an annual interest rate of 7.96%. This prior agreement was fully repaid, with the final installment made on September 22, 2024.

(10) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of December 31, 2025, 47,609,899 shares of common stock, 28,380 shares of Series A Preferred Stock and 638,558 shares of Series B Preferred Stock were outstanding.

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

Following receipt of required stockholder approval, 24,918 shares of Series A-1 Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock at a conversion price of $6.30 per share (approximately 158.8 shares of common stock for each share of Series A-1 Preferred Stock). The remaining 42,236 shares of Series A-1 Preferred Stock were converted into an equal number of shares of Series A-2 Preferred Stock, which are convertible into common stock at the same conversion price of $6.30 per share, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). 13,639 and 217 shares of series A-2 Preferred Stock were converted into 2,164,918 and 34,445 shares of common stock during the years ended December 31, 2025 and 2024, respectively.

Holders of Series A Preferred Stock are entitled to receive dividends on an as-converted-to-common-stock basis and to vote together with holders of common stock, subject to a beneficial ownership blocker of either 4.99% or 9.99%, as elected by each holder. The shares of Series A Preferred Stock are convertible into common stock at a conversion price of $6.30 per share.

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

The Series B Preferred Stock is entitled to receive dividends on an as-converted-to-common-stock basis when and if declared by the Board of Directors and converts to common stock at a ratio of one-for-one hundred, subject to certain potential adjustments. From the date of issuance until the requisite approval, the Series B Preferred Shares contained a redemption right that was outside of the Company’s control. Following the requisite approval, there is no liquidation preference or redemption rights and the shares are considered to be equity classified. After Requisite Approval at the option of the holder they can convert the Series B Preferred Stock shares to shares of the Company’s Common Stock subject to certain ownership limitations. Following stockholder approval, each share of Series B Preferred Stock, is convertible into Conversion Shares at a conversion price of $1.75 per share.

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

The Release Date and Enrollment Date Warrants were initially classified as liabilities because the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash under certain conditions. Upon receiving the requisite approval on September 26, 2025, the preferred stock was no longer redeemable, and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholders’ equity. Following the requisite approval on September 26, 2025, the change in fair value of $62.0 million was recorded as other income.

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

Sales Agreement

On December 29, 2025, the Company entered into a Sales Agreement (the “Agreement”) with UBS Securities LLC, relating to shares of common stock. In accordance with the terms of the Agreement, the Company may offer and sell shares of our common stock having an aggregate offering price of up to $75 million from time to time through UBS Securities LLC, acting as the Company’s sales agent. As of December 31, 2025, up to $75 million remains to be sold under the Agreement.

On January 26, 2024, the Company entered into a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. providing for sales of up to $20 million of common stock; no shares were sold during the year ended December 31, 2025 and effective December 17, 2025, the Company terminated the agreement with no costs or payments associated.

(11) Stock-based Compensation

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of December 31, 2025, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 525,833 shares of common stock available for grant and 202,817 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At of the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares (the “Annual Increase”). In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 and increased the Annual Increase from 2% to 5% (the “2021 Plan Amendment”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 24,180,000 and increased the maximum number of additional shares available pursuant to the Annual Increase from 10,000,000 shares to 73,750,000 shares. As of December 31, 2025, there were 31,880,218 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan, with 11,180,624 shares of common stock available for grant and 20,699,594 shares of common stock underlying outstanding grants.

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during either the years ended December 31, 2025 and 2024, and no stock-based compensation expense was recognized. As of December 31, 2025, 100,000 shares remained available for future issuance.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the years ended December 31, 2025 and 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2024	2,967,950	$7.05	8.64	$1,186,052
Granted	18,194,650	$2.37
Forfeited	(154,280)	$3.07
Expired	(120,548)	$19.56
Outstanding options, December 31, 2025	20,887,772	$2.93	9.48	$26,069,500
Options vested and exercisable, December 31, 2025	1,449,059	$8.99	7.54	$412,649

Total unrecognized compensation cost related to non-vested stock options as of December 31, 2025 was approximately $38.0 million and is expected to be recognized within future operating results over a weighted-average period of 3.48 years.

The weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024, was $1.99 and $2.99 per share, respectively. During the years ended December 31, 2025 and 2024, 950,438 options vested with a fair value totaling $3.1 million and 307,317 options vested with a fair value totaling $1.8 million, respectively.

The estimated fair value of stock options granted to employees and consultants for the years ended December 31, 2025 and 2024, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Year Ended December 31,
	2025	2024
Expected volatility	103.9 - 124.4%	89.9 - 104.0%
Weighted-average volatility	109.1%	96.1%
Expected dividends	—%	—%
Expected term (in periods)	5.73 - 6.08	5.00 - 6.08
Risk-free rate	3.77 - 3.97%	3.68 - 4.32%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the year ended December 31, 2025 was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2024	31,362	$10.33
Vested and issued	(16,723)	$11.56
Unvested as of December 31, 2025	14,639	$8.93

At December 31, 2025, the Company had an aggregate of $0.1 million of unrecognized equity-based compensation related to restricted stock units (“RSUs”) outstanding. During the year ended December 31, 2025, a total of 16,723 RSUs vested. The aggregate fair value of RSU’s vested during the twelve month period was approximately $0.2 million. Of the 16,723 RSU’s issued 4,810 units were withheld and returned to the Company in satisfaction of employee payroll withholding tax obligations. For the year ended December 31, 2025, the Company issued a net total of 11,913 RSUs. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 0.94 years.

Stock-based compensation expense

Stock-based compensation expense for the December 31, 2025 and 2024 was as follows:

	For The Year Ended December 31,
	2025	2024
Research and development	$2,876,220	$1,307,258
General and administrative	2,334,427	1,634,538
Total	$5,210,647	$2,941,796

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

September 2023 Purchase Agreement Warrants

As of December 31, 2025, the Company had outstanding 107,115 Preferred Tranche C Warrants to purchase shares of Series A-3 Preferred Stock for an aggregate exercise price of approximately $107.1 million.

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

The following table summarizes warrant activity for the year ended December 31, 2025 and 2024:

	Outstanding December 31, 2024	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2025
Common Stock Warrants
Equity Classified
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Ladenburg Warrants	30,000	—	—	—	30,000
PIPE Warrants	736,337	—	—	—	736,337
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	—	1,500,000	—	—	1,500,000
Liability Classified
Preferred Tranche B Warrants (1)	42,846	—	—	42,846	—
Preferred Tranche C Warrants	107,115	—	—	—	107,115

(1)
On January 1, 2025, 42,846 Preferred Tranche B Warrants expired, unexercised. The Company recognized a gain of $3 thousand in other income in our consolidated statement of operations, representing the fair value of the warrants at expiration. The valuation as of December 31, 2024, was based on a risk-free interest rate of 3.93%, an expected remaining term of 0.23 periods, implied volatility of 75%, and an underlying stock price of $309.37.

	Outstanding December 31, 2023	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2024
Common Stock Warrants
Equity Classified
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Ladenburg Warrants	30,000	—	—	—	30,000
PIPE Warrants	736,337	—	—	—	736,337
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Liability Classified
Tranche B Warrants	42,846	—	—	—	42,846
Tranche C Warrants	107,115	—	—	—	107,115

Presentation and Valuation of the Warrants — Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheets as of December 31, 2025 and 2024. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations for the years ended December 31, 2025 and 2024.

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

The key inputs into the valuations as of the December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Risk-free interest rate	3.83%	4.19%
Expected term remaining (periods)	0.81	1.81
Implied volatility	200.4%	160.9%
Closing common stock price on the measurement date	$3.74	$3.79

Series A Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Series A Preferred Warrant. As a result, the Series A Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the consolidated balance sheets as of December 31, 2025 and December 31, 2024. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

The Company established the fair value of the Series A Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 13, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrants as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Risk-free interest rate (1)	3.54%	4.32%
Expected term remaining (periods) (1)	2.91	3.91
Implied volatility	105.0%	95.0%
Underlying Stock Price (Preferred Series A)	$304.95	$309.37

(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The probability was 40.0% and 38.5% as of December 31, 2025 and 2024, respectively.

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

The initial fair value of the warrant liabilities were measured at fair value at the closing date of the Series B Offering, and changes in the fair value of the warrant liabilities through September 26, 2025 were presented within changes in fair value of warrant liabilities in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2025. Upon the requisite approval on September 26, 2025, the fair value of the warrants was reclassified into stockholders’ equity.

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

The key inputs utilized in determining the fair value of each Release Date Warrant as of July 21, 2025 and September 26, 2025, respectively, were as follows:

	July 21, 2025	September 26, 2025
Risk-free interest rate (1)	3.44%	3.28%
Expected term remaining (periods) (1)	2.35	2.19
Implied volatility	110.0%	102.5%
Underlying Stock Price (Preferred Series B)	$197.31	$146.89

(1) Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of failure to release top-line data from the Phase 2b SAFEGUARD trial of SAB -142 (the “Release Date”). The probability was 10% as of September 26, 2025

The key inputs utilized in determining the fair value of each Enrollment Date Warrant as of July 21, 2025 and September 26, 2025, respectively, were as follows:

	July 21, 2025	September 26, 2025
Risk-free interest rate (1)	3.77%	3.48%
Expected term remaining (periods) (1)	1.40	1.23
Implied volatility	105.0%	105.0%
Underlying Stock Price (Preferred Series B)	$197.31	$146.89

(1) Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of failure to achieve full enrollment of the Phase 2b SAFEGUARD trial of SAB-142 (the “Enrollment Date”). The probability was 5% as of September 26, 2025.

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of December 31, 2025
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$9,128,243	$9,128,243	$—	$—
Short-term investments
Mutual funds	59,129,609	59,129,609	—	—
U.S. treasury securities	24,027,260	24,027,260	—	—
Corporate Bonds	2,932,910	—	2,932,910	—
Long-term investments
U.S. treasury securities	42,783,989	42,783,989	—	—
Corporate Bonds	4,108,893	—	4,108,893	—
Liabilities:
Public Warrant liability	$179,400	$179,400	$—	$—
Private Placement Warrant liability	6,508	—	—	6,508
Tranche C Preferred Warrants	5,449,204	—	—	5,449,204

	As of December 31, 2024
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$3,460,221	$3,460,221	$—	$—
U.S. treasury securities	3,248,959	3,248,959	—	—
Short-term investments
Mutual funds	5,638,567	5,638,567	—	—
U.S. treasury securities	6,224,179	6,224,179	—	—
Liabilities:
Public Warrant liability	$432,975	$432,975	$—
Private Placement Warrant liability	15,708	—	—	15,708
Tranche C and B Preferred Warrants	5,940,543	—	—	5,940,543

The following table provides a summary of changes in Level 3 fair value measurements for the Private Placement Warrant Liability:

Balance, December 31, 2024	$15,708
Change in fair value of Private Placement Warrant liability	(9,200)
Balance, December 31, 2025	$6,508

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2024	$5,940,543
Change in fair value of the Preferred Warrant liabilities	(491,339)
Balance, December 31, 2025	$5,449,204

As of December 31, 2025 and 2024, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, accounts payable, notes payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(14) Investments

Available-For-Sale Debt Securities

At December 31, 2025, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$23,993,821	$33,439	$—	$24,027,260
Corporate Bonds	2,923,265	9,677	(32)	2,932,910
Total	26,917,086	43,116	(32)	26,960,170

Long-term:
U.S. treasury securities	$42,651,824	$143,223	$(11,058)	$42,783,989
Corporate Bonds	4,098,031	11,698	(836)	$4,108,893
Total	46,749,855	154,921	(11,894)	46,892,882

At December 31, 2024, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$6,223,532	$1,306	$(659)	$6,224,179
Total	$6,223,532	$1,306	$(659)	$6,224,179

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at December 31, 2025 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	As of December 31, 2025
	Amortized Cost	Fair Value
Within one year or less	$26,917,086	$26,960,170
One through five years	46,749,855	46,892,882
Total	73,666,941	73,853,052

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2025:

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	4	$7,802,140	$11,058	—	$—	$—	4	$7,802,140	$11,058
Corporate Bonds	8	771,767	868	—	—	—	8	771,767	868
Total	12	$8,573,907	$11,926	—	$—	$—	12	$8,573,907	$11,926

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

The unrealized losses on the Company’s available-for-sale debt securities as of December 31, 2025 and 2024 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2025 and 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery.

Gross realized gains and losses on the sale of short-term and long-term investments are included in other income in the Company’s consolidated statements of operations and comprehensive income (loss). The Company realized $2 thousand in gains for the year ended December 31, 2025 and realized no gains or losses for the year ended December 31, 2024.

Accrued interest receivable related to the above investment securities was $0.9 million and $0.1 million at December 31, 2025 and 2024, respectively, and is included within accrued interest receivable on the consolidated balance sheets.

Equity Securities

The Company holds investments in mutual funds that are classified as equity securities, primarily representing diversified portfolios of publicly traded equity instruments managed by third-party investment advisors. As of December 31, 2025 and 2024, the Company had $59.1 million and $5.6 million, respectively, of equity securities included within short-term investments on the consolidated balance sheets. The following is a summary of unrealized and realized gains (losses) recognized on equity securities included in other income (expense) in the consolidated statements of operations and comprehensive income (loss).

	For The Year Ended December 31,
	2025	2024
Net gains (losses) recognized during the period	$72,026	$1,232
Less: Realized net gains (losses) recognized on equity securities sold	39,694	27,539
Unrealized net gains (losses) recognized on equity securities held	$32,332	$(26,307)

(15) Income Taxes

The components of net income before income tax expense are as follows:

December 31, 2025
Domestic	$16,477,797
Foreign	(3,204,114)
Total	$13,273,683

During the years ended December 31, 2025 and 2024, the Company did not record a provision for income taxes because it has incurred operating losses and maintained a full valuation allowance against its deferred tax assets.

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Tax carryforwards	$19,125,228	$14,680,968
Compensation accruals	4,032,869	2,911,154
Amortizable Research and development intangibles	14,024,636	11,202,249
Other deferred tax assets	1,397,331	927,686
Total deferred tax assets	38,580,064	29,722,057
Less valuation allowance	(36,870,709)	(27,853,819)
Total deferred tax assets	1,709,355	1,868,238
Deferred tax liabilities:
Property, plant and equipment	$1,157,421	$1,697,673
Other deferred tax liabilities	551,934	170,565
Total deferred tax liabilities	1,709,355	1,868,238
Net deferred tax asset (liability)	$—	$—

The reconciliation between the Company’s effective tax rate and the statutory tax rate of 21% includes the following significant items: changes in the valuation allowance and permanent items including the change in fair value of warrant liabilities and equity issuance costs. The rate reconciliation was as follows:

	December 31, 2025
Federal income tax at statutory rate	$2,787,474	21.00%
State and local, net of federal effect	—	—%
Nontaxable or nondeductible items
Warrant liability	(13,178,379)	(99.28)%
Equity issuance costs	1,068,627	8.04%
Other	38,487	0.29%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign disregarded entity	(672,864)	(5.07)%
Tax credits
Research and development tax credit	(382,211)	(2.88)%
True up of research and development tax credit	764,422	5.76%
Change in valuation allowances	8,901,579	67.06%
Foreign tax effects
Australia
Effects of rates different than statutory	(288,370)	(2.17)%
Non-deductible item (Research and development expenditures)	951,151	7.17%
Other	10,084	0.08%
Changes in unrecognized tax benefits	—	—%
Other adjustments	—	—%
Effective tax rate	$—	—%

	December 31, 2024
Federal income tax at statutory	$(7,162,115)	21.00%
Equity raise	(1,130,852)	3.30%
Other permanent items	(339,174)	0.89%
Valuation allowance	8,632,141	(25.19)%
	$—	—%

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical losses and the uncertainty of future taxable income over the periods which the Company will realize the benefits of its net deferred tax assets, management believes it is more likely than not that the Company will not fully realize the benefits on the balance of its net deferred tax asset and, accordingly, the Company has established a valuation allowance on its net deferred tax assets. The valuation allowance increased by approximately $8.9 million and increased by approximately $8.6 million, respectively, for the years ended December 31, 2025 and 2024.

As of December 31, 2025, the Company has federal and state net operating loss carryforwards in the amount of $82.6 million and $2 million, respectively. As of December 31, 2024, the Company has federal and state net operating loss carryforwards in the amount of $59.9 million and $1.1 million, respectively. The federal net operating loss can be carried forward indefinitely. The Company's state net operating loss carryforwards expiration periods range from 2041 to indefinite. In addition, the Company had federal tax credit carryforwards of $1.7 million and $2.0 million, respectively for the years ended December 31, 2025 and 2024 which are available to reduce future federal income taxes through 2045.

Utilization of the Company’s net operating loss (and tax credit carryforwards) are subject to annual limitation(s) due to ownership changes that occurred as a result of the October 2023 Private Placement and the July 2025 Purchase Agreement. In general, an “ownership change”, as defined by Section 382 of the Internal Revenue Code of 1986, as amended, results from a transaction or series of transaction over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders. However, because the Company was already in a full valuation allowance position, the effect of the ownership was insignificant.

The “One Big Beautiful Bill Act” (“OBBBA”) enacted on July 4, 2025, introduced notable changes to the U.S. Internal Revenue Code, including immediate expensing of domestic Section 174 costs. Section 174 costs are expenditures, which represent research and development costs that are incident to the development or improvement of a product, process, formula, invention, computer software, or technique. As previously required under the Tax Cuts and Jobs Act, we capitalized research and development expenditures in the years ended December 31, 2022 through December 31, 2024. The Company continues to capitalize research and development expenditures for the year ended December 31, 2025.

U.S. GAAP provides that the tax effects from uncertain tax positions can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. As of December 31, 2025 and 2024, there were no uncertain tax provisions. There was no interest or penalties related to income taxes for the years ended December 31, 2025 and 2024, and there was no accrued interest or penalties associated with uncertain tax positions as of December 31, 2025 and 2024.

The Company files tax returns as prescribed by the laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s tax years are still open under the statute from 2022 to present. However, to the extent allowed by law, the taxing authorities may have the right to examine the period from 2017 through 2024 where net operating losses were generated and carried forward and make adjustments to the amount of the net operating loss carryforward amount. The Company is not currently under examination by federal or state jurisdictions.

(16) Related Party Transactions

For the years ended December 31, 2025 and 2024, there were no related party transactions with directors, executive officers, or beneficial owners of 5% or more of any class of the Company's voting securities, immediate family members of any of the foregoing persons, and any entities in which any of the foregoing is an executive officer or is an owner of 5% or more ownership interest.

(17) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $0.4 million and $0.4 million, for the years ended December 31, 2025 and 2024, respectively.

(18) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

Fortrea Inc.

In October 2024, the Company entered into a clinical master services agreement and work orders with Fortrea Holdings Inc. (“Fortrea”) to act as the contract research organization (“CRO”) overseeing the Company’s Phase 2b efficacy and safety study for SAB-142. Approximately $7.3 million and $0.4 million was expensed with respect to the Fortrea agreements during the years ended December 31, 2025 and 2024, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive income (loss). The Company expects to make substantial payments to Fortrea over the next 12 to 18 months in connection with services provided by Fortrea, as well as clinical trial site and other pass-through costs relating to the Phase 2b efficacy and safety study for SAB-142.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to consolidated operating expenses as our single segment operating loss for the years ended December 31, 2025 and 2024 is included in the table below:

	Year Ended December 31,
	2025	2024
Direct research and development expenses
Research and development salaries and benefits	$11,099,651	$8,048,062
Clinical trial expense	10,153,742	4,169,487
Lab supplies and animal care	3,042,325	2,737,075
Lab services, consulting, and other direct research costs	2,111,013	7,295,739
Total direct research and development expenses	26,406,731	22,250,363
Indirect research and development expenses	5,069,381	6,694,046
Share based compensation (research and development)	2,876,220	1,307,258
Total research and development expense	34,352,332	30,251,667
General and administrative expense
Administrative payroll	5,318,225	6,563,608
Professional fees and travel	2,644,934	1,515,131
Insurance, office expense, and other administrative expenses	4,303,443	4,267,987
Share based compensation (general and administrative)	2,334,429	1,634,537
Total general and administrative expenses	14,601,031	13,981,263
Total operating expense	$48,953,363	$44,232,930

The measure of segment assets is reported on the Consolidated Balance Sheets as Cash and cash equivalents and Short-term and Long-term investments.

Long-lived assets are reported on the Consolidated Balance Sheets as Property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

(20) Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these consolidated financial statements. The Company is not aware of any subsequent events that occurred that would be required to be disclosed in, or would be recognized, in these consolidated financial statements.