Form 10-Q
period 2026-03-31
SAB Biotherapeutics, Inc.
filed 2026-05-12
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 76,464,094 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$20,519,724	$10,502,680
Short-term investments	86,871,857	86,089,779
Accrued interest receivable	1,555,061	946,781
Prepaid expenses and other current assets	3,835,400	3,513,384
Total current assets	112,782,042	101,052,624
Deferred issuance costs	—	150,145
Long-term prepaid assets	5,279,709	5,309,345
Long-term investments	110,235,540	46,892,882
Operating lease right-of-use assets	2,885,331	2,603,059
Financing lease right-of-use assets	3,474,306	3,496,012
Property, plant and equipment, net	13,813,570	13,305,902
Total assets	$248,470,498	$172,809,969
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,544,958	$3,145,805
Accrued expenses and other current liabilities	5,386,530	6,583,996
Operating lease liabilities, current portion	763,705	797,402
Finance lease liabilities, current portion	156,958	153,967
Total current liabilities	9,852,151	10,681,170
Operating lease liabilities, noncurrent	2,170,887	1,877,360
Finance lease liabilities, noncurrent	3,081,573	3,121,952
Warrant liabilities	6,117,586	5,635,112
Total liabilities	21,222,197	21,315,594
Commitments and contingencies (Note 15)
Stockholders’ equity
Series A Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 28,380 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3	3
Series B Preferred stock; $0.0001 par value; 2,928,570 shares authorized, 587,879 shares issued and outstanding at March 31, 2026 and 638,558 shares issued and outstanding as of December 31, 2025	59	64
Common stock; $0.0001 par value; 800,000,000 shares authorized at March 31, 2026 and December 31, 2025; 75,799,241 and 47,664,564 shares issued at March 31, 2026 and December 31, 2025, respectively, and 75,744,576 and 47,609,899 outstanding at March 31, 2026 and December 31, 2025, respectively	7,580	4,766
Treasury stock, at cost; 54,665 shares held at March 31, 2026 and December 31, 2025, respectively	(5,521,246)	(5,521,246)
Additional paid-in capital	362,748,721	267,719,445
Accumulated other comprehensive income (loss)	(222,764)	186,510
Accumulated deficit	(129,764,052)	(110,895,167)
Total stockholders’ equity	227,248,301	151,494,375
Total liabilities and stockholders’ equity	$248,470,498	$172,809,969

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	For The Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	13,397,977	7,657,321
General and administrative	6,599,759	3,114,781
Total operating expenses	19,997,736	10,772,102
Loss from operations	(19,997,736)	(10,772,102)
Other income (expense)
Changes in fair value of warrant liabilities	(482,474)	5,035,769
Interest expense	(62,745)	(69,565)
Interest income	1,047,197	62,498
Other income	626,873	546,627
Total other income	1,128,851	5,575,329
Net loss	$(18,868,885)	$(5,196,773)
Other comprehensive income (loss):
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment and tax	$(546,791)	$(975)
Foreign currency translation gain	137,517	24,792
Total comprehensive loss	$(19,278,159)	$(5,172,956)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(0.35)	$(0.56)
Weighted-average common shares outstanding – basic and diluted	53,558,639	9,291,641

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	47,664,564	$4,766	638,558	$64	28,380	$3	$267,719,445	(54,665)	$(5,521,246)	$(110,895,167)	$186,510	$151,494,375
Stock-based compensation	—	—	—	—	—	—	5,459,911	—	—	—	—	5,459,911
Issuance of common stock for exercise of stock options	39,083	4			—	—	113,112	—	—	—	—	113,116
Issuance of common stock pursuant to vesting of restricted stock units	3,017	1	—	—	—	—	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(4,571)	—	—	—	—	(4,571)
Conversion of Series B Preferred Stock into common shares	6,767,900	677	(67,679)	(7)	—	—	(670)	—	—	—	—	—
Conversion of Enrollment Warrants into Series B Preferred Stock	—	—	17,000	2	—	—	2,974,998	—	—	—	—	2,975,000
Issuance of common stock and prefunded warrants under the March 2026 Public Offering, net of issuance costs	19,324,677	1,932	—	—	—	—	79,248,697	—	—	—	—	79,250,629
Issuance of common stock under the March 2026 Public Offering Underwriters Option, net of issuance costs	2,000,000	200	—	—	—	—	7,237,800	—	—	—	—	7,238,000
Net loss	—	—	—	—	—	—	—	—	—	(18,868,885)	—	(18,868,885)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	137,517	137,517
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(546,791)	(546,791)
Balance at March 31, 2026	75,799,241	$7,580	587,879	$59	28,380	$3	$362,748,721	(54,665)	$(5,521,246)	$(129,764,052)	$(222,764)	$227,248,301

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(Unaudited)

	Common stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	9,343,533	$935	—	$—	42,019	$5	$155,794,142	(54,665)	$(5,521,246)	$(124,168,850)	$(135,410)	$25,969,576
Stock-based compensation	—	—	—	—	—	—	612,951	—	—	—	—	612,951
Issuance of common stock pursuant to vesting of restricted stock units	2,829	1	—	—	—	—	(1)	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(2,072)	—	—	—	—	(2,072)
Net loss	—	—	—	—	—	—	—	—	—	(5,196,773)	—	(5,196,773)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	24,792	24,792
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(975)	(975)
Balance at March 31, 2025	9,346,362	$936	—	$—	42,019	$5	$156,405,020	(54,665)	$(5,521,246)	$(129,365,623)	$(111,593)	$21,407,499

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(18,868,885)	$(5,196,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	730,965	756,595
Amortization of finance right-of-use assets	21,705	21,706
Stock-based compensation expense	5,459,911	612,951
Gain on the sale of equipment	(2,217)	—
Net realized and unrealized (gain) loss on equity securities	9,587	(961)
Net realized gain on debt securities	(47,089)	—
Changes in fair value of warrant liabilities	482,474	(5,035,769)
Accretion of discounts on investments	10,075	(19,489)
Gain in early termination of lease liability	(7,042)	—
Changes in operating assets and liabilities
Accrued interest receivable	(608,280)	33,569
Prepaid expenses and other current assets	(297,263)	(291,075)
Operating lease right-of-use assets and liabilities, net	(74,224)	54,785
Accounts payable	114,119	684,171
Accrued expense and other current liabilities	(1,194,966)	583,073
Net cash used in operating activities	(14,271,130)	(7,797,217)

Cash flows from investing activities:
Proceeds from the sale of equipment	2,217	500
Purchases of equipment	(983,257)	—
Purchases of investments	(139,262,781)	(70,905)
Proceeds from sales and maturities of investments	74,596,145	4,741,508
Net cash provided by (used in) investing activities	(65,647,676)	4,671,103

Cash flows from financing activities:
Proceeds from the March 2026 Public Offering, net of issuance costs	79,636,964	—
Proceeds from the March 2026 Public Offering Underwriters Option, net of issuance costs	7,238,000	—
Proceeds from exercised warrants	2,975,000	—
Principal payments on financed director and officer insurance	—	(137,295)
Principal payments on finance leases	(37,388)	(34,618)
Proceeds from exercise of stock options	113,116	—
Tax payments for share settlement of restricted stock units	(4,571)	(2,072)
Net cash provided by (used in) financing activities	89,921,121	(173,985)

Effect of exchange rate changes on cash and cash equivalents	14,729	42,500

Net increase (decrease) in cash and cash equivalents	10,017,044	(3,257,599)
Cash and cash equivalents
Beginning of period	10,502,680	8,897,966
End of period	$20,519,724	$5,640,367
Supplemental cash flow information:
Cash paid for interest	$62,986	$70,011

Supplemental information on non-cash investing and finance activities:
Right-of-use asset written off due to early termination of lease	$368,425	$—
Operating lease liability written off due to early termination of lease	280,415	—
Right-of-use assets obtained in exchange for operating lease liabilities	775,143	2,422,191
March 2026 Public Offering Issuance Costs included in accrued expenses	386,335	—
Purchases of equipment included in accounts payable	255,376	—

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

Liquidity

As of March 31, 2026, the Company had an accumulated deficit of $129.8 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company continues the development of, or seeks regulatory approvals for product candidates, and begins commercialization of products. As a result, the Company will require additional capital to fund operations in order to support long-term plans.

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

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

The Company accounts for warrants to purchase its common stock par value of $0.0001 per share (its “common stock”) pursuant to Accounting Standards Codification (“ASC”) Topic 470, Debt (“ASC 470”), and ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and classifies warrants for common stock as liabilities or equity. The warrants classified as liabilities are reported at their estimated fair value (see Note 11, Fair Value Measurements) and any changes in fair value are reflected in other income

(expense). The warrants classified as equity are reported at their estimated relative fair value with no subsequent remeasurement. The Company’s outstanding warrants are discussed in more detail in Note 10, Warrants.

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

The Company did not have any deferred issuance costs as of March 31, 2026. As of December 31, 2025, the Company had $150 thousand of deferred issuance costs, related to the Company’s sales agreement with UBS Securities LLC. The sales agreement is discussed further in Note 8, Stockholders’ Equity.

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

At March 31, 2026, the Company’s short-term and long-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days, and investments in exchange traded mutual funds. The Company classifies these securities as current and non-current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

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

The Company did not recognize any credit losses on its short-term and long-term investments during the three months ended March 31, 2026 and 2025.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three months ended March 31, 2026 and 2025.

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

The Company elected not to apply the recognition requirements of ASC 842 to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, the Company recognizes lease payments in the condensed consolidated statements of operations and comprehensive loss on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. The Company elected this policy for all classes of underlying assets.

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

During the three months ended March 31, 2026 and 2025, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for nonrefundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material changes in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three months ended March 31, 2026 and 2025, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

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

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three months ended March 31, 2026 and 2025.

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

Foreign Currency Translations and Transactions

Assets and liabilities of the Company's foreign subsidiary are translated at the period-end exchange rate. Operating results of the Company's foreign subsidiary are translated at average exchange rates during the period. Translation adjustments have no effect on net income (loss) and are included in “Accumulated other comprehensive income (loss)” in the accompanying Condensed Consolidated Balance Sheets.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The components of comprehensive loss for the three months ended March 31, 2026 and 2025 consist of foreign currency translation adjustments from its subsidiaries not using the U.S. dollar as their functional currency, and unrealized gains and losses on available-for-sale debt securities. During the three months ended March 31, 2026, $47 thousand of net realized gains was reclassified from accumulated comprehensive income (loss) to other income. The Company did not reclassify any realized gains or losses for the three months ended March 31, 2025.

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

Earnings per share

In accordance with ASC 260, Earnings per Share (“ASC 260”), basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of common stock outstanding for the period including potential dilutive common shares such as stock options and convertible preferred stock. See Note 4, Earnings per share, for further details.

Segment reporting

In accordance with ASC 280, Segment Reporting, the Company’s business activities are organized into one reportable segment, as only the Company’s operating results in their entirety are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated and to assess performance.

Australian Research and Development Tax Credit

The Company recognizes other income from Australian research and development incentives when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. The research and development incentive is one of the key elements of the Australian Government’s support for Australia’s innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997, as long as eligibility criteria are met. Under the program, a percentage of eligible research and development expenses incurred by the Company through its subsidiary in Australia are reimbursed. The Company recognized $0.1 million and $0.4 million in tax credit income for the three months ended March 31, 2026 and 2025, respectively.

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

(4) Earnings per share

Since the Company reported a net loss for the three months ended March 31, 2026 and 2025, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the three months ended March 31, 2026 and 2025, as the potential dilutive securities are anti-dilutive.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three months ended March 31, 2026 and 2025:

	For The Three Months Ended March 31,
	2026	2025
Calculation of basic loss per share attributable to the Company’s shareholders
Net loss attributable to common stockholders	(18,868,885)	(5,196,773)
Weighted-average common shares outstanding - basic and diluted	53,558,639	9,291,641
Earnings per share - basic and diluted	$(0.35)	$(0.56)

Included within weighted average common shares outstanding for the three months ended March 31, 2026, are 2,753,246 common shares issuable upon the exercise of pre-funded warrants, as the warrants are exercisable at any time for nominal consideration, and, as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

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

	For The Three Months Ended March 31,
	2026	2025
Stock options and awards	38,970,396	2,983,234
Common Stock Warrants (1)	2,233,407	2,233,407
Series A Preferred Stock (2)	4,504,824	6,669,742
Preferred Stock Warrants (3)	17,002,381	17,002,381
Enrollment Warrants (4)	98,300,000	—
Release Date Warrants (4)	50,000,000	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	211,161,814	29,039,570
(1)
Contained within common stock warrants are the 575,000 shares of common stock underlying public warrants (the “Public Warrants”), 20,860 shares of common stock underlying warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 30,000 shares underlying warrants held by Ladenburg Thalmann & Co. Inc. (the “Ladenburg Warrants”), 736,337 shares underlying warrants issued to the investors in the December 2022 Private Placement (the “the PIPE Warrants”), 21,091 shares underlying warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 shares underlying the Preferred PIPE Placement Agent Warrants issued to the placement agent in the September 2023 Offering. See Note 10, Warrants for further details on the Company’s outstanding warrants.
(2)
Represents 4,504,824 and 6,669,742 shares of common stock underlying 28,380 and 42,019 issued and outstanding shares of Series A-2 Preferred Stock, for the three months ended March 31, 2026 and 2025, respectively. See Note 8, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 17,002,381 shares of common stock underlying 107,115 outstanding Preferred Tranche C Warrants (as defined below) for the three months ended March 31, 2026. See Note 10, Warrants for further details on the Company’s outstanding warrants.
(4)
Represents 50,000,000 and 98,300,000 shares of common stock underlying the Release Date Warrants and Enrollment Warrants, respectively, for the three months ended March 31, 2026.

(5) Property, plant and equipment

As of March 31, 2026 and December 31, 2025, the Company’s property, plant and equipment was as follows:

	March 31, 2026	December 31, 2025
Laboratory equipment	$11,521,555	$11,339,840
Animal facility leasehold improvements	8,400,580	8,400,580
Animal facility equipment	1,267,529	1,278,123
Construction-in-progress	1,435,480	759,279
Leasehold improvements	7,166,839	7,064,721
Vehicles	201,590	201,590
Office furniture and equipment	1,943,751	1,778,231
Total Property, plant and equipment, gross	31,937,324	30,822,364
Less: accumulated depreciation and amortization	(18,123,754)	(17,516,462)
Property, plant and equipment, net	$13,813,570	$13,305,902

Depreciation and amortization expense was $0.7 million for the three months ended March 31, 2026 and $0.8 million for the three months ended March 31, 2025.

(6) Leases

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

In April 2024, the Company entered into a lease for 1,272 square feet of office space in Miami Beach, Florida. The initial term was 62 months, with monthly payments of approximately $7 thousand through 2024 and annual escalations of 4% through 2029. The lease liability was measured using an IBR of 7.12%. In September 2025, the Company terminated this lease and entered into a new lease for expanded space totaling 3,099 square feet in the same location. The new lease commenced in January 2026 with a 60-month term, monthly payments of approximately $17 thousand through 2026, and annual escalations of 3% through 2030. The new lease liability was measured using an IBR of 14.90%. The Company estimated the IBR based upon comparing interest rates available in the market for similar borrowings and the credit quality of the Company.

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

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of March 31, 2026 and December 31, 2025 are:

	March 31, 2026		December 31, 2025
2026 - remaining	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	3.77	12.67	3.62	12.92
Weighted-average discount rate (percentage)	11.20%	7.72%	9.45%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2026:

	Operating	Finance
2026 - remaining	$830,626	$301,122
2027	836,602	401,496
2028	855,450	401,496
2029	874,728	401,496
2030	211,021	401,496
Thereafter	—	3,178,510
Undiscounted future minimum lease payments	3,608,427	5,085,616
Less: Amount representing interest payments	(673,835)	(1,847,085)
Total lease liabilities	2,934,592	3,238,531
Less current portion	(763,705)	(156,958)
Noncurrent lease liabilities	$2,170,887	$3,081,573

Operating lease expense was approximately $301 thousand for the three months ended March 31, 2026, and $268 thousand for the three months ended March 31, 2025. Operating lease costs are included within research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

Finance lease costs for the three months ended March 31, 2026 included approximately $22 thousand in right-of-use asset amortization and approximately $63 thousand of interest expense.

Finance lease costs for the three months ended March 31, 2025 included approximately $22 thousand in right-of-use asset amortization and approximately $66 thousand of interest expense. Finance lease costs are included within research and development expenses on the condensed consolidated statements of operations and comprehensive loss.

Cash payments under operating leases were approximately $280 thousand for the three months ended March 31, 2026. Cash payments under finance leases were approximately $100 thousand for the three months ended March 31, 2026.

Cash payments under operating leases were approximately $213 thousand for the three months ended March 31, 2025. Cash payments under finance leases were approximately $100 thousand for the three months ended March 31, 2025.

(7) Accrued Expenses and Other Current Liabilities

As of March 31, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Payroll and employee-related costs	$2,894,637	$5,036,039
Accrued research and development expenses	1,008,218	322,743
Accrued financing fees payable	386,335	—
Accrued business consulting	547,740	354,361
Accrued legal fees	188,050	—
Accrued interest	20,835	21,075
Other accrued expenses	340,715	849,778
	$5,386,530	$6,583,996

(8) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of March 31, 2026, 75,744,576 shares of common stock, 28,380 shares of Series A Preferred Stock and 587,879 shares of Series B Preferred Stock were outstanding.

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

Following receipt of required stockholder approval, 24,918 shares of Series A-1 Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock at a conversion price of $6.30 per share (approximately 158.8 shares of common stock for each share of Series A-1 Preferred Stock). The remaining 42,236 shares of Series A-1 Preferred Stock were converted into an equal number of shares of Series A-2 Preferred Stock, which are convertible into common stock at the same conversion price of $6.30 per share, subject to certain beneficial ownership limitations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of the Series A Convertible Voting Preferred Stock (the “Certificate of Designation”). There were no Series A-2 Preferred stock converted for the three months ended March 31, 2026 and 13,639 shares of Series A-2 Preferred Stock were converted into 2,164,918 shares of common stock during the twelve months ended December 31, 2025.

Holders of Series A Preferred Stock are entitled to receive dividends on an as-converted-to-common-stock basis and to vote together with holders of common stock, subject to a beneficial ownership blocker of either 4.99% or 9.99%, as elected by each holder. The shares of Series A Preferred Stock are convertible into common stock at a conversion price of $6.30 per share.

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

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

The Series B Preferred Stock is entitled to receive dividends on an as-converted-to-common-stock basis when and if declared by the Board of Directors and converts to common stock at a ratio of one-for-one hundred, subject to certain potential adjustments. From the date of issuance until the requisite approval, the Series B Preferred Shares contained a redemption right that was outside of the Company’s control. Following the requisite approval, there is no liquidation preference or redemption rights and the shares are considered to be equity classified. After Requisite Approval at the option of the holder they can convert the Series B Preferred Stock shares to shares of the Company’s Common Stock subject to certain ownership limitations. Following stockholder approval, each share of Series B Preferred Stock, is convertible into Conversion Shares at a conversion price of $1.75 per share. For the three months ended March 31, 2026 there were 67,679 shares of Series B Preferred stock converted into 6,767,900 shares of common stock.

The Release Date and Enrollment Date Warrants provide for the purchase of up to 500,000 and 1,000,000 shares of Series B Preferred Stock, respectively. The Release Date Warrants and Enrollment Date Warrants have an exercise price of $218.75 and $175.00 per share, respectively. The Release Date Warrants have an expiration of the earlier of five years from the issuance date or the Phase II Release Date (as defined in the warrant). The Enrollment Warrants have an expiration date of the earlier of five years from the issuance date or the Phase II Enrollment Date (as defined in the warrant). There were 17,000 Enrollment Warrants exercised for 17,000 shares of Series B Preferred Stock during the three months ended March 31, 2026.

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

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

March 2026 Public Offering

On March 17, 2026, the Company entered into an underwriting agreement (the “March 2026 Public Offering”) under which the Company agreed to issue and sell (i) 19,324,677 shares of the Company's common stock, par value $0.0001 per share (the "Firm Shares"), at a public offering price of $3.85 per share, and (ii) pre-funded warrants to purchase up to 2,753,246 shares of common stock (the “Pre-Funded Warrants”), at a public offering price of $3.8499 per Pre-Funded Warrant, which represents the per share public offering price for the Firm Shares less the $0.0001 per share exercise price of each Pre-Funded Warrant. The Company also granted the underwriters a 30-day option to purchase up to an additional 3,311,688 shares of common stock at the public offering price, less underwriting discounts and commissions (the “Optional Shares”). As of March 31, 2026, the underwriters partially exercised their option and purchased an additional 2,000,000 shares of common stock at the public offering price of $3.85 per share.

The Company received aggregate net proceeds from the offering, including the partial exercise of the underwriters’ option, of approximately $86.4 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Issuance costs were allocated between the common stock and the pre-funded warrants on a relative fair value basis and charged to additional paid-in capital.

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

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

Shelf Registration Statement

On December 29, 2025 the Company filed a Registration Statement on Form S-3 (Registration No. 333-292482) (the “Shelf Registration Statement”), declared effective on January 7, 2026 by the SEC, which includes a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $300 million. The Shelf Registration Statement is intended to preserve the Company’s flexibility to raise capital from time to time, if and when needed.

(9) Stock Option Plans

On August 5, 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. As of March 31, 2026, there were 728,650 shares of common stock reserved for issuance under the 2014 Equity Incentive Plan, with 534,290 shares of common stock available for grant and 194,360 shares of common stock underlying outstanding grants.

The Company adopted the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”, and collectively with the 2014 Equity Incentive Plan, the “Equity Compensation Plans”), which reserved 1,100,000 shares of common stock for issuance. At the beginning of each calendar year, the shares reserved for future issuance shall increase by two percent (2%) of the total number of shares of common stock issued and outstanding on a fully-diluted basis as of the end of the Company’s immediately preceding fiscal year (or such lesser number of shares, including no shares, determined by the Board in its sole discretion); provided, however, that the aggregate number of additional shares available for issuance pursuant to this paragraph (b) shall not exceed a total of 500,000 shares (the “Annual Increase”). In June 2024, the Company held the 2024 Annual Meeting of Stockholders (the “2024 Annual Meeting”). At the 2024 Annual Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 3,900,000 and increased the Annual Increase from 2% to 5% (the “2021 Plan Amendment”). At the 2025 Special Meeting, the stockholders of the Company approved an amendment to the 2021 Equity Incentive Plan which, among other things, increased the number of shares of common stock available for grant under the 2021 Equity Incentive Plan by 24,180,000 and increased the maximum number of additional shares available pursuant to the Annual Increase from 10,000,000 shares to 73,750,000 shares. As of March 31, 2026, there were 47,624,055 shares of common stock reserved for issuance under the 2021 Equity Incentive Plan, with 8,848,019 shares of common stock available for grant and 38,776,036 shares of common stock underlying outstanding grants.

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during either the three months ended March 31, 2026 and 2025, and no stock-based compensation expense was recognized. As of March 31, 2026, 100,000 shares remained available for future issuance.

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

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2026, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2025	20,887,772	$2.93	9.48	$26,069,500
Granted	18,643,100	$4.43
Forfeited	(522,997)	$3.52
Exercised	(39,083)	$2.89
Expired	(8,855)	$9.76
Outstanding options, March 31, 2026	38,959,937	$3.64	9.53	$27,556,141
Options vested and exercisable, March 31, 2026	1,555,511	$8.65	7.19	$506,292

Total unrecognized compensation cost related to non-vested stock options as of March 31, 2026, was approximately $97.4 million and is expected to be recognized within future operating results over a weighted-average period of 3.53 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2026, was $3.61 per share. During the three months ended March 31, 2026, 150,849 options vested with a fair value totaling $0.5 million.

There were no stock options granted during the three months ended March 31, 2025. During the three months ended March 31, 2025, 281,812 options vested with a fair value totaling $1.1 million.

The estimated fair value of stock options granted to employees and consultants during the three months ended March 31, 2026 and 2025, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Three Months Ended March 31,
	2026	2025
Expected volatility	90.7 - 102.0%	*	%
Weighted-average volatility	101.7%	*	%
Expected dividends	—%	*	%
Expected term (in periods)	6.00 - 6.08	*
Risk-free rate	3.81 - 3.94%	*	%

* No options were granted during the three months ended March 31, 2025.

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the three months ended March 31, 2026, was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	14,639	$8.93
Vested and issued	(4,180)	$11.56
Unvested as of March 31, 2026	10,459	$7.88

At March 31, 2026, the Company had an aggregate of $0.1 million of unrecognized equity-based compensation related to restricted stock units (“RSUs”) outstanding. During the three months ended March 31, 2026, a total of 4,180 RSUs vested. The aggregate fair value of RSUs vested during the three-month period was approximately $48 thousand. Of the 4,180 RSUs issued, 1,163 units were withheld and returned to the Company in satisfaction of employee payroll withholding tax obligations. For the three months ended March 31, 2026, the Company issued a net total of 3,017 RSUs. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 0.76 years.

Stock-based compensation expense

Stock-based compensation expense for the three months ended March 31, 2026 and 2025, was as follows:

	For The Three Months Ended March 31,
	2026	2025
Research and development	$2,861,910	$332,289
General and administrative	2,598,001	280,662
Total	$5,459,911	$612,951

(10) Warrants

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

September 2023 Purchase Agreement Warrants

As of March 31, 2026, the Company had outstanding 107,115 Preferred Tranche C Warrants to purchase shares of Series A-3 Preferred Stock having an aggregate exercise price of approximately $107.1 million.

The Preferred Tranche C Warrants were classified as derivative liabilities because they are redeemable for cash upon occurrence of a Fundamental Transaction, (as defined in the Forms for such warrants), which may be outside the control of the Company.

For more information see Note 8, Stockholders’ Equity.

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

The Release Date Warrants and Enrollment Date Warrants were initially classified as liabilities because the underlying preferred shares were redeemable, requiring the Company to settle the instruments in cash under certain conditions; however, upon receiving the requisite approval on September 26, 2025, the preferred stock was no longer redeemable, and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholders’ equity. There were 17,000 Enrollment Warrants exercised during the three months ended March 31, 2026.

Pre-Funded Warrants

In March 2026, the Company issued pre‑funded warrants to purchase up to 2,753,246 shares of common stock at a public offering price of $3.8499 per warrant, which represents the public offering price of $3.85 per share of common stock less the $0.0001 exercise price per share. The pre-funded warrants are indexed to the Company’s common stock and meet all other conditions for equity classification. The pre-funded warrants were classified as equity and accounted for as a component of additional-paid-in capital at the time of issuance.

The following table summarizes warrant activity for the three months ended March 31, 2026 and 2025:

	Outstanding December 31, 2025	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding March 31, 2026
Common Stock Warrants
Equity Classified
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Ladenburg Warrants	30,000	—	—	—	30,000
PIPE Warrants	736,337	—	—	—	736,337
Pre-Funded Warrants	—	2,753,246	—	—	2,753,246
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	1,500,000	—	(17,000)	—	1,483,000
Liability Classified
Preferred Tranche C Warrants	107,115	—	—	—	107,115

	Outstanding December 31, 2024	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2025
Common Stock Warrants
Equity Classified
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Ladenburg Warrants	30,000	—	—	—	30,000
PIPE Warrants	736,337	—	—	—	736,337
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	—	1,500,000	—	—	1,500,000
Liability Classified
Preferred Tranche B Warrants (1)	42,846	—	—	(42,846)	—
Preferred Tranche C Warrants	107,115	—	—	—	107,115
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

Presentation and Valuation of the Warrants

Liability Classified Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for three months ended March 31, 2026 and 2025.

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

The Public Warrants were classified as a Level 1 fair value measurement, due to the use of the quoted market price, and the Private Placement Warrants held privately by assignees of Big Cypress Holdings LLC, were classified as a Level 3 fair value measurement, due to the use of unobservable inputs. See Note 11, Fair Value Measurements, for changes in fair value of the Private Placement Warrants.

The key inputs into the valuations as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Risk-free interest rate	3.75%	3.83%
Expected term remaining (periods)	0.56	0.81
Implied volatility	231.7%	200.4%
Closing common stock price on the measurement date	$3.83	$3.74

Series A Preferred Warrants

Should the Company enter into or be party to a fundamental transaction, the Company will be required to purchase all outstanding Warrants from the holders by paying cash in an amount equal to the Black Scholes Value of the unexercised portion of each Series A Preferred Warrant. As a result, the Series A Preferred Warrants are accounted for as derivative liabilities in accordance with ASC 480 and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The initial fair value of the warrant liabilities was measured at fair value at the Closing Date, and changes in the fair value of the warrant liabilities were presented within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025.

The Company established the fair value of the Preferred Warrants utilizing the Black-Scholes Merton formula.

All tranches of the Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 11, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrant as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Risk-free interest rate (1)	3.80%	3.54%
Expected term remaining (periods) (1)	2.66	2.91
Implied volatility	102.5%	105.0%
Underlying Stock Price (Preferred Series A)	$312.29	$304.95
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of dissolution, should SABS’ intellectual property fail to yield positive results in forthcoming clinical trials, potentially leading to dissolution before 2028. The probability was 47.5% as of March 31, 2026 and December 31, 2025.

(11) Fair Value Measurements

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

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	As of March 31, 2026
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$15,895,107	$15,895,107	$—	$—
U.S. treasury securities	3,689,533	3,689,533	—	—
Short-term investments
Mutual funds	11,415,357	11,415,357	—	—
U.S. treasury securities	75,456,500	75,456,500	—	—
Long-term investments
U.S. treasury securities	110,235,540	110,235,540	—	—
Liabilities:
Public Warrant liability	$150,074	$150,074	$—	$—
Private Placement Warrant liability	5,445	—	—	5,445
Tranche C Preferred Warrants	5,962,067	—	—	5,962,067

	As of December 31, 2025
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$9,128,243	$9,128,243	$—	$—
U.S. treasury securities	—	—	—	—
Corporate Bonds	—	—	—	—
Short-term investments
Mutual funds	59,129,609	59,129,609	—	—
U.S. treasury securities	24,027,260	24,027,260	—	—
Corporate Bonds	2,932,910	—	2,932,910	—
Long-term investments
U.S. treasury securities	42,783,989	42,783,989	—	—
Corporate Bonds	4,108,893	—	4,108,893	—
Liabilities:
Public Warrant liability	$179,400	$179,400	$—	$—
Private Placement Warrant liability	6,508	—	—	6,508
Tranche C Preferred Warrants	5,449,204	—	—	5,449,204

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2025	$6,508
Change in fair value of Private Placement Warrant liability	(1,063)
Balance, March 31, 2026	$5,445

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2025	$5,449,204
Change in fair value of the Preferred Warrant liabilities	512,863
Balance, March 31, 2026	$5,962,067

As of March 31, 2026 and December 31, 2025, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, notes payable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(12) Investments

Available-For-Sale Debt Securities

At March 31, 2026, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$75,470,377	$18,342	$(32,219)	$75,456,500

Long-term:
U.S. treasury securities	$110,582,343	$34,909	$(381,712)	$110,235,540

At December 31, 2025, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following:

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$23,993,821	$33,439	$—	$24,027,260
Corporate Bonds	2,923,265	9,677	(32)	2,932,910
Total	26,917,086	43,116	(32)	26,960,170

Long-term:
U.S. treasury securities	$42,651,824	$143,223	$(11,058)	$42,783,989
Corporate Bonds	4,098,031	11,698	(836)	4,108,893
Total	46,749,855	154,921	(11,894)	46,892,882

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at March 31, 2026 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	As of March 31, 2026
	Amortized Cost	Fair Value
Within one year or less	$75,470,377	$75,456,500
One through five years	110,582,343	110,235,540
Total	$186,052,720	$185,692,040

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of March 31, 2026:

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	92	$115,840,233	$413,931	—	$—	$—	92	$115,840,233	$413,931
Total	92	$115,840,233	$413,931	—	$—	$—	92	$115,840,233	$413,931

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

The unrealized losses on the Company’s available-for-sale debt securities as of March 31, 2026 and December 31, 2025 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2026 and December 31, 2025 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery.

Gross realized gains and losses on the sale of short-term and long-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive loss. Net realized gains for the three months ended March 31, 2026, include $47 thousand reclassified from accumulated comprehensive income (loss), representing unrealized gains previously recognized in other comprehensive income that were realized upon the sale of available-for-sale debt securities. The following table summarizes the Company’s gross realized gains and losses on the sale of available-for-sale debt securities:

	For The Three Months Ended March 31,
	2026	2025
Gross realized gains	$49,652	$—
Gross realized losses	(2,563)	—
Net realized gains	$47,089	$—

Accrued interest receivable related to the above investment securities was $1.6 million and $0.9 million at March 31, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the condensed consolidated balance sheets.

Equity Securities

The Company holds investments in mutual funds that are classified as equity securities, primarily representing diversified portfolios of publicly traded equity instruments managed by third-party investment advisors. As of March 31, 2026 and December 31, 2025, the Company had $11.4 million and $59.1 million, respectively, of equity securities included within short-term investments on the condensed consolidated balance sheets. The following is a summary of unrealized and realized gains (losses) recognized on equity securities included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

	For The Three Months Ended March 31,
	2026	2025
Net gains (losses) recognized during the period	$(9,587)	$961
Less: Realized net gains (losses) recognized on equity securities sold	2,549	(6,934)
Unrealized net gains (losses) recognized on equity securities held	$(12,136)	$7,895

(13) Income Taxes

Due to current and prior year losses the Company does not expect to have any Income Tax Provision.

The Company continues to record a valuation allowance on its net deferred tax assets. The valuation increased by approximately $4.0 million during the three months ended March 31, 2026. The Company has not recognized any reserves for uncertain tax positions.

(14) Employee Benefit Plan

The Company sponsors a defined contribution retirement plan. All the Company’s employees are eligible to be enrolled in the employer-sponsored contributory retirement savings plan, which include features under Section 401(k) of the Internal Revenue Code of 1986, as amended, and provides for Company matching contributions. The Company’s contributions to the plan are determined by its Board of Directors, subject to certain minimum requirements specified in the plan. The Company has historically made matching contributions of 100% on 3% of the employee contributions, with an additional 50% match on the next 2% of employee contributions. The Company made contributions of approximately $0.2 million during the three months ended March 31, 2026, and $0.1 million, during the three months ended March 31, 2025.

(15) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

Fortrea Inc.

In October 2024, the Company entered into a clinical master services agreement and work orders with Fortrea Holdings Inc. (“Fortrea”) to act as the contract research organization (“CRO”) overseeing the Company’s Phase 2b efficacy and safety study for SAB-142. Approximately $2.4 million and $0.8 million was expensed with respect to the Fortrea agreements during the period ended March 31, 2026 and 2025, respectively, which amounts are included in research and development expenses in the accompanying consolidated statements of operations and comprehensive loss. The Company expects to make ongoing payments to Fortrea over the next 12 to 18 months in connection with services provided by Fortrea, as well as clinical trial site and other pass-through costs relating to the Phase 2b efficacy and safety study for SAB-142.

(16) Segment Reporting

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to condensed consolidated operating expenses as our single segment operating loss for the three months ended March 31, 2026 and 2025, is included in the table below:

	Three Months Ended March 31,
	2026	2025
Direct research and development expenses
Research and development salaries and benefits	$3,769,049	$2,651,894
Clinical trial expense	3,196,835	1,927,208
Lab supplies and animal care	1,094,645	556,421
Lab services, consulting, and other direct research costs	1,002,618	942,704
Total direct research and development expenses	9,063,147	6,078,227
Indirect research and development expenses	1,472,920	1,246,805
Share based compensation (research and development)	2,861,910	332,289
Total research and development expense	13,397,977	7,657,321
General and administrative expense
Administrative payroll	1,818,302	1,352,628
Professional fees and travel	717,451	425,638
Insurance, office expense, and other administrative expenses	1,466,004	1,055,853
Share based compensation (general and administrative)	2,598,002	280,662
Total general and administrative expenses	6,599,759	3,114,781
Total operating expense	$19,997,736	$10,772,102

The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Cash and cash equivalents and Short-term and Long-term investments.

Long-lived assets are reported on the Condensed Consolidated Balance Sheets as Property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

(17) Subsequent Events

Exercise of Underwriters’ Option

In April 2026, in connection with the March 2026 Public Offering, the underwriters partially exercised their option to purchase an additional 610,188 shares of common stock at the public offering price of $3.85 per share, less underwriting discounts and commissions, resulting in additional net proceeds to the Company of approximately $2.2 million. As of April 20, 2026, the remaining Optional Shares of 701,500 expired without exercise.

Manufacturing Services Agreement

On April 28, 2026 (the “MSA Effective Date”), the Company entered into a Master Manufacturing Services Agreement (the “MSA”) with Emergent BioSolutions Canada Inc. (“Emergent”). Pursuant to the MSA, Emergent will perform clinical and commercial manufacturing and related services for the Company with respect to SAB-142 (the “Product”) at Emergent’s facility in Canada. The MSA commences on the MSA Effective Date and would continue for a period of five (5) years from the date the Product obtains approval from the United States Food and Drug Administration (“FDA”), with a minimum aggregate spend following any FDA approval equal to $36 million. The parties may mutually agree to extend the term by execution of an amendment at any time prior to its expiration. The MSA may be terminated: (i) by either party immediately upon an insolvency or bankruptcy event; (ii) by Emergent immediately if the Company fails to pay undisputed amounts within thirty (30) days after written notice; (iii) by either party for material breach, subject to a cure period of thirty (30) days (or up to ninety (90) days if diligently pursued); (iv) by mutual written agreement; or (v) by either party upon thirty (30) days’ notice if a force majeure event prevents performance for ninety (90) consecutive calendar days. Upon termination by Emergent for the Company’s insolvency, non-payment, or material breach, the Company must pay Emergent an amount equal to the minimum annual aggregate spend for each remaining calendar year of the term, less saved costs. The applicable batch price and fees for commercial manufacturing services will be agreed upon in a subsequent amendment to the MSA. Development services pricing will be set forth in individual statements of work executed by the parties. Pricing is subject to annual adjustments. Emergent has the sole and exclusive right to manufacture the Product during the term of the MSA. The Company may contract with a third party to establish an alternative manufacturing source. The Company may purchase from an alternative source in limited circumstances and in all cases, only in quantities that Emergent is unable or declines to manufacture. The MSA includes customary mutual confidentiality obligations.

Sanford Lease Amendment

On April 1, 2026, the Company entered into a lease amendment for its operating lease with Sanford Health, which reduced the lease square footage to 13,492 and decreased the monthly lease payments to approximately $33 thousand.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including but not limited to those related to IND enabling GLP safety/toxicology of SAB-142; and Phase 1 & Phase 2a results of SAB-176; do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

We received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025, and December 2025. We initiated our pivotal Phase 2b clinical trial, called the SAFEGUARD study, in Q3 2025 and dosed the first patient in December 2025 with enrollment ongoing across multiple clinical trial sites in U.S., Australia, New Zealand, U.K. and European Union. Further, we are planning an additional clinical study of SAB-142 in individuals with T1D beyond 100 days of diagnosis.

In March 2026, we announced additional Phase 1 data demonstrating early signals of C-peptide preservation in adult patients with established autoimmune T1D, consistent with SAB-142's anticipated mechanism of action. In April 2026, we presented additional clinical and mechanistic data from our Phase 1 clinical trial of SAB-142 in adult patients with established autoimmune T1D. The Phase 1 T1D cohort included six adult participants (n=6), with four receiving SAB-142 at 2.5 mg/kg (n=4) and two receiving placebo (n=2). Participants ranged in age from 19 to 40 years. All participants with established T1D (Stage 3 T1D diagnosis within 28-40 months at the time of randomization) had residual beta cell function (C-peptide >0.2 nmol/L) and at least one T1D autoantibody at baseline. Phase 1 exploratory efficacy endpoints were measured at the End of Study Day 120 post SAB-142 administration. One placebo participant (n=1) completed through Day 120 as the other placebo participant discontinued early due to personal reasons. The results for SAB-142 highlighted C-peptide preservation, correlated with evidence of T cell exhaustion. Of the four SAB-142-treated participants, three demonstrated a super responder profile with C-peptide levels at or above baseline at Day 120. SAB-142 treated participants showed improved glycemic control, with mean time in range increasing from 73% at baseline to 85% at Day 120, without an associated increase in exogenous insulin use.In May 2025, SAB confirmed its intent with the FDA to utilize the data from the SAFEGUARD study as supportive evidence for future regulatory approval. In April 2026, we received written correspondence from the FDA confirming that C-peptide area under the curve (AUC) may serve as a surrogate endpoint for accelerated approval.

In May 2025, we confirmed our intent with the FDA to utilize the data from the SAFEGUARD study as supportive evidence for future regulatory approval. In April 2026, we received written correspondence from the FDA confirming that C-peptide area under the curve (AUC) may serve as a surrogate endpoint for accelerated approval.

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

Research and development activities consist of discovery research for our platform development and the indications we are working on. For SAB-142, Avance Clinical PTY, Ltd (“Avance”), acts as the contract research organization (“CRO”) overseeing our Phase 1 safety study. This study started in December 2023 and the terms of that agreement are subject to confidentiality and the status of the agreement is that it is current. Pursuant to an agreement between the Company and Fortrea Holdings Inc. (“Fortrea”). Fortrea is acting as the CRO overseeing our Phase 2b efficacy and safety study for SAB-142. The study began enrolling patients in December 2025.

For the three months ended March 31, 2026 and 2025, we continued to incur costs to advance our progress towards commercialization of SAB-142. We expect to continue to incur substantial research and development expenses as we conduct discovery research to enhance our platform and work on our indications. We expect to hire additional employees and continue research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in the future and vary from period to period.

Research and development expenses by component for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Salaries & benefits	$6,967,964	$3,245,785
Laboratory supplies	400,338	228,803
Animal care	357,300	64,481
Contract manufacturing	—	1,534
Clinical trial expense	3,196,835	1,927,208
Outside laboratory services	863,826	718,272
Project consulting	96,088	181,265
Facility expense	1,295,065	1,154,549
Other expenses	220,561	135,424
Total research and development expenses	$13,397,977	$7,657,321

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, project management, corporate development, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, general corporate costs and allocated overhead expenses. General and administrative expenses also include rent and facilities expenses allocated based upon total direct costs. We anticipate that general and administrative expenses will increase as we expand our workforce and invest in the advancement of our lead therapeutic candidate in preparation for potential commercialization. Additionally, as our operations grow in complexity and we progress toward commercialization, we may incur higher costs related to accounting, audit, legal, regulatory compliance, director and officer insurance, and investor relations. We expect these expenses to vary from period to period in absolute terms and as a percentage of revenue.

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

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	13,397,977	7,657,321
General and administrative	6,599,759	3,114,781
Total operating expenses	19,997,736	10,772,102
Loss from operations	(19,997,736)	(10,772,102)
Other income (expense)
Changes in fair value of warrant liabilities	(482,474)	5,035,769
Interest expense	(62,745)	(69,565)
Interest income	1,047,197	62,498
Other income	626,873	546,627
Total other income (expense)	1,128,851	5,575,329
Loss before income taxes	(18,868,885)	(5,196,773)
Net loss	$(18,868,885)	$(5,196,773)

Comparison of the three months ended March 31, 2026 and 2025

Research and Development

	Three Months Ended March 31,
	2026	2025	Change	% Change
Research and development	$13,397,977	$7,657,321	$5,740,656	75.0%
Total research and development expenses	$13,397,977	$7,657,321

Research and development expenses increased by $5.7 million, or 75.0%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The year-over-year change includes an increase in salaries and benefits (year-over-year increase of $3.7 million, 114.7%) and clinical trial costs (year-over-year increase of $1.3 million, 65.9%), outside lab services (year-over-year increase of $0.1 million, 20.3%), overhead and facility expense (year-over-year increase of $0.2 million, 17.5%), animal care (year-over-year increase of $0.3 million, 441.2%), and laboratory supplies (year-over-year increase of $0.2 million, 75.0%), offset by a decrease in project consulting (year-over-year decrease of $0.1 million, 47.0%). We expect research and development expenses to increase in future years as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization.

General and Administrative

	Three Months Ended March 31,
	2026	2025	Change	% Change
General and administrative	$6,599,759	$3,114,781	$3,484,978	111.9%
Total general and administrative expenses	$6,599,759	$3,114,781

General and administrative expenses increased by $3.5 million, or 111.9%, in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to an increase in salaries and benefits (year-over-year increase of $2.8 million, 170.4%), project consulting (year-over-year increase of $0.2 million, 65.3%), and other immaterial administrative support fees relating to IT and human resources (year-over-year increase of $0.6 million, 53.7%), offset by a decrease in insurance costs (year-over-year decrease of $0.1 million, 10.3%). As our operations grow in complexity and we progress toward commercialization, we may incur higher costs related to accounting, audit, legal, regulatory compliance, director and officer insurance, and investor relations.

Non-operating Income (Expense)

	Three Months Ended March 31,
	2026	2025	Change	% Change
Changes in fair value of warrant liabilities	$(482,474)	$5,035,769	$(5,518,243)	(109.58)%
Other income	626,873	546,627	80,246	14.68%
Total other non-operating income (expense)	$144,399	$5,582,396

Total other non-operating income, not including interest income and interest expense, decreased by $5.4 million, or (97.41)%, in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease was primarily driven by the change in fair value of warrant liabilities (year-over-year decrease of $5.5 million, (109.58)%). Total other income increased by $0.1 million, primarily driven by an increase in dividend income (year-over-year increase of $0.4 million, 361.0%), offset by a decrease in the Australian research and development tax credit (year-over-year decrease of $0.3 million, 76.4%).

Interest Expense

	Three Months Ended March 31,
	2026	2025	Change	% Change
Interest expense	$62,745	$69,565	$(6,820)	(9.80)%
Total interest expense	$62,745	$69,565

Interest expense in the three months ended March 31, 2026 was consistent with interest expense in the three months ended March 31, 2025.

Interest Income

	Three Months Ended March 31,
	2026	2025	Change	% Change
Interest income	$1,047,197	$62,498	$984,699	1,575.57%
Total interest income	$1,047,197	$62,498

Interest income increased by $1.0 million, or 1,575.57%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to interest earned on our investments in debt securities, and higher interest earning cash, and cash equivalent balances.

Future interest income will be largely dependent on our total liquid cash and investment balances, which are in turn influenced by our capital resources and future fundraising activities.

Liquidity and Capital Resources

As of March 31, 2026, we had an accumulated deficit of $129.8 million. We anticipate that we will continue to generate losses for the foreseeable future, and expect the losses to increase as we continue the development of, or seeks regulatory approvals for product candidates, and begin commercialization of products. As a result, we will require additional capital to fund operations in order to support long-term plans.

On July 21, 2025, we entered into the July 2025 Purchase Agreement with certain accredited investors, pursuant to which we agreed to issue and sell, in the Series B Offering, (i) 1,000,000 Series B Shares, convertible into 100,000,000 Series B Conversion Shares, (ii) the Release Date Warrants to purchase up to 500,000 the Release Date Warrant Shares, and (iii) the Enrollment Date Warrants to purchase up to 1,000,000 Enrollment Date Warrant Shares. We generated approximately $175 million in gross proceeds, before fees and expenses, from the Series B Offering. The Series B Preferred Stock is convertible into common stock, subject to stockholder approval.

On March 17, 2026, we entered into the March 2026 Public Offering with the underwriters, pursuant to which we agreed to issue and sell, in the March 2026 Public Offering, (i) 19,324,677 Firm Shares at a public offering price of $3.85 per share and (ii) Pre-Funded Warrants to purchase up to 2,753,246 shares of common stock at a public offering price of $3.8499 per Pre-Funded Warrant. We also granted the underwriters a 30-day option to purchase up to an additional 3,311,688 Optional Shares, which the underwriters partially exercised as of March 31, 2026 to purchase 2,000,000 Optional Shares. We generated aggregate net proceeds of approximately $86.4 million from the March 2026 Public Offering and an additional $7.2 million of net proceeds from the underwriters’ purchase of additional shares, after deducting underwriting discounts and commissions and offering expenses. The net proceeds are intended to fund the Phase 2b SAFEGUARD study of SAB-142 and for general corporate purposes.

See Note 8, Stockholders’ Equity, in our condensed consolidated financial statements for more information about the Series B Offering and March 2026 Public Offering.

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

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(14,271,130)	$(7,797,217)
Net cash provided by (used in) investing activities	(65,647,676)	4,671,103
Net cash provided by (used in) financing activities	89,921,121	(173,985)
Effect of exchange rate changes on cash and cash equivalents	14,729	42,500
Net increase (decrease) in cash and cash equivalents	$10,017,044	$(3,257,599)

Operating Activities

Net cash used in operating activities increased by $6.5 million in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase was primarily driven by a $3.3 million increase in net cash used before changes in operating assets and liabilities, reflecting a higher net loss due to increased research and development expenses, with higher non-cash adjustments, including stock-based compensation and changes in fair value of warrant liabilities. In addition, cash used in operating activities increased by $3.2 million due to changes in operating assets and liabilities. The year-over-year increase in cash used reflects working capital fluctuations as we continue to invest in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used by investing activities increased by $70.3 million in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to increased purchases of short-term investments and increase in capital expenditures. We anticipate to increase capital expenditures in the near term as we continue to invest in the development of our lead therapeutic candidate through Phase 2 clinical trials.

Financing Activities

Net cash provided by financing activities increased by $90.1 million in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily due to the March 2026 Public Offering.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with third parties, including contract research organizations (“CRO”).

As of March 31, 2026, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

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

Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2026. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further details.

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

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the completion of our initial public offering occurred. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue exceeds $1.235 billion, or we issue more than $1.07 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

The Company recognized no revenue for the three months ended March 31, 2026. To date, no receivables have been written off.

Interest Rate Risk

As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents, U.S. treasury securities, corporate bonds, investments in exchange traded mutual funds, and money market funds of $217.6 million and $143.5 million, respectively, all of which was maintained in bank accounts, money market funds, mutual funds, and U.S. treasury securities. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of March 31, 2026 and December 31, 2025, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026, which we strongly encourage you to review (the “2025 Annual Report”). There have been no material changes from the risk factors described in our 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
4.1	Form of Pre-Funded Warrant	8-K	001-39871	4.1	March 19,2026
10.1	Underwriting Agreement, dated March 17, 2026, by and between SAB Biotherapeutics, Inc. and Jefferies LLC, UBS Securities, LLC, Citigroup Global Markets Inc., and Barclays Capital Inc. as representatives of the several underwriters named therein.	8-K	001-39871	1.1	March 19, 2026
10.2*	Sanford Lease Amendment, dated April 1, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SAB BIOTHERAPEUTICS, INC.

Date: May 12, 2026	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lucy To
Lucy To
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)