Form 10-Q
period 2026-06-30
SAB Biotherapeutics, Inc.
filed 2026-08-06
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 90,986,368 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$8,267	$10,503
Short-term investments	94,365	86,090
Accrued interest receivable	1,844	947
Prepaid expenses and other current assets	3,461	3,513
Total current assets	107,937	101,053
Deferred issuance costs	—	150
Long-term prepaid assets	5,344	5,309
Long-term investments	105,346	46,893
Operating lease right-of-use assets	1,901	2,603
Financing lease right-of-use assets	3,453	3,496
Property, plant and equipment, net	14,229	13,306
Total assets	$238,210	$172,810
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,855	$3,146
Accrued expenses and other current liabilities	7,209	6,584
Operating lease liabilities, current portion	481	797
Finance lease liabilities, current portion	160	154
Total current liabilities	11,705	10,681
Operating lease liabilities, noncurrent	1,451	1,877
Finance lease liabilities, noncurrent	3,040	3,122
Warrant liabilities	7,229	5,635
Total liabilities	23,425	21,315
Commitments and contingencies (Note 13)
Stockholders’ equity
Series A Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 28,380 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Series B Preferred stock; $0.0001 par value; 2,928,570 shares authorized, 522,629 shares issued and outstanding at June 30, 2026 and 638,558 shares issued and outstanding as of December 31, 2025	—	—
Common stock; $0.0001 par value; 800,000,000 shares authorized at June 30, 2026 and December 31, 2025; 83,547,733 and 47,664,564 shares issued at June 30, 2026 and December 31, 2025, respectively, and 83,493,068 and 47,609,899 outstanding at June 30, 2026 and December 31, 2025, respectively	8	5
Treasury stock, at cost; 54,665 shares held at June 30, 2026 and December 31, 2025, respectively	(5,521)	(5,521)
Additional paid-in capital	373,483	267,719
Accumulated other comprehensive income (loss)	(930)	187
Accumulated deficit	(152,255)	(110,895)
Total stockholders’ equity	214,785	151,495
Total liabilities and stockholders’ equity	$238,210	$172,810

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except par value and share amounts)

(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	16,172	6,997	29,570	14,654
General and administrative	7,205	2,735	13,805	5,850
Total operating expenses	23,377	9,732	43,375	20,504
Loss from operations	(23,377)	(9,732)	(43,375)	(20,504)
Other income (expense)
Changes in fair value of warrant liabilities	(1,111)	(627)	(1,593)	4,409
Interest expense	(62)	(64)	(125)	(134)
Interest income	1,709	14	2,756	76
Other income, net	350	295	977	842
Total other income (expense)	886	(382)	2,015	5,193
Net loss	$(22,491)	$(10,114)	$(41,360)	$(15,311)
Other comprehensive income (loss):
Unrealized loss, change in fair value of available-for-sale securities	$(717)	$—	$(1,217)	$(1)
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	—	—	(47)	—
Foreign currency translation gain	10	95	147	120
Total comprehensive loss	$(23,198)	$(10,019)	$(42,477)	$(15,192)
Loss per common share attributable to the Company’s shareholders
Basic and diluted loss per common share	$(0.28)	$(1.09)	$(0.62)	$(1.65)
Weighted-average common shares outstanding – basic and diluted	79,753,100	9,294,469	66,768,309	9,293,018

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(in thousands, except par value and share amounts)

(Unaudited)

	Common stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	47,664,564	$5	638,558	$—	28,380	$—	$267,719	(54,665)	$(5,521)	$(110,895)	$187	$151,495
Stock-based compensation	—	—	—	—	—	—	5,460	—	—	—	—	5,460
Issuance of common stock for exercise of stock options	39,083	—			—	—	113	—	—	—	—	113
Issuance of common stock pursuant to vesting of restricted stock units	3,017	—	—	—	—	—	—	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(5)	—	—	—	—	(5)
Conversion of Series B Preferred Stock into common shares	6,767,900	1	(67,679)	—	—	—	(1)	—	—	—	—	—
Exercise of Enrollment Date Warrants into Series B Preferred Stock	—	—	17,000	—	—	—	2,975	—	—	—	—	2,975
Issuance of common stock and prefunded warrants under the March 2026 Public Offering, net of issuance costs	19,324,677	2	—	—	—	—	79,249	—	—	—	—	79,251
Issuance of common stock under the March 2026 Public Offering Underwriters' Option, net of issuance costs	2,000,000	—	—	—	—	—	7,238	—	—	—	—	7,238
Net loss	—	—	—	—	—	—	—	—	—	(18,869)	—	(18,869)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	137	137
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(547)	(547)
Balance at March 31, 2026	75,799,241	$8	587,879	$—	28,380	$—	$362,748	(54,665)	$(5,521)	$(129,764)	$(223)	$227,248
Stock-based compensation	—	—	—	—	—	—	7,247	—	—	—	—	7,247
Issuance of common stock for exercise of stock options	25,000	—			—	—	42	—	—	—	—	42
Issuance of common stock pursuant to vesting of restricted stock units	3,016	—	—	—	—	—	—	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(4)	—	—	—	—	(4)
Conversion of Series B Preferred Stock into common shares	7,035,000	—	(70,350)	—	—	—	—	—	—	—	—	—
Exercise of Enrollment Date Warrants into Series B Preferred Stock	—	—	3,100	—	—	—	543	—	—	—	—	543
Exercise of Release Date Warrants into Series B Preferred Stock	—	—	2,000	—	—	—	438	—	—	—	—	438
Issuance of common stock under the March 2026 Public Offering Underwriters' Option, net of issuance costs	610,188	—	—	—	—	—	2,208	—	—	—	—	2,208
Issuance of common stock as consideration for professional services	75,288	—	—	—	—	—	261	—	—	—	—	261
Net loss	—	—	—	—	—	—	—	—	—	(22,491)	—	(22,491)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	10	10
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(717)	(717)
Balance at June 30, 2026	83,547,733	$8	522,629	$—	28,380	$—	$373,483	(54,665)	$(5,521)	$(152,255)	$(930)	$214,785

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(in thousands, except par value and share amounts)

(Unaudited)

	Common stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	9,343,533	$1	—	$—	42,019	$—	$155,794	(54,665)	$(5,521)	$(124,169)	$(135)	$25,970
Stock-based compensation	—	—	—	—	—	—	613	—	—	—	—	613
Issuance of common stock pursuant to vesting of restricted stock units	2,829	—	—	—	—	—	—	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(2)	—	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	(5,197)	—	(5,197)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	25	25
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	9,346,362	$1	—	$—	42,019	$—	$156,405	(54,665)	$(5,521)	$(129,366)	$(111)	$21,408
Stock-based compensation	—	—	—	—	—	—	627	—	—	—	—	627
Net loss	—	—	—	—	—	—	—	—	—	(10,114)	—	(10,114)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	95	95
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	9,346,362	1	—	$—	42,019	—	157,032	(54,665)	(5,521)	(139,480)	(16)	12,016

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,360)	$(15,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,544	1,509
Amortization of finance right-of-use assets	43	43
Stock-based compensation expense	12,707	1,240
Changes in fair value of warrant liabilities	1,593	(4,409)
Other non-cash items, net	179	(29)
Changes in operating assets and liabilities
Accrued interest receivable	(897)	55
Prepaid expenses and other current assets	893	(553)
Operating lease right-of-use assets and liabilities, net	(238)	59
Accounts payable	789	822
Accrued expense and other current liabilities	635	1,624
Net cash used in operating activities	(24,112)	(14,950)
Cash flows from investing activities:
Proceeds from the sale of equipment	3	1
Purchases of property, plant and equipment	(2,569)	—
Purchases of investments	(152,275)	(123)
Proceeds from sales and maturities of investments	84,310	9,991
Net cash (used in) provided by investing activities	(70,531)	9,869
Cash flows from financing activities:
Proceeds from the March 2026 Public Offering and Underwriters' Option, net of issuance costs	88,697	—
Proceeds from exercised Enrollment Date and Release Date Warrants	3,518	—
Principal payments on financed director and officer insurance and finance leases	(76)	(346)
Proceeds from exercise of stock options	155	—
Tax payments for share settlement of restricted stock units	(9)	(2)
Net cash provided by (used in) financing activities	92,285	(348)
Effect of exchange rate changes on cash and cash equivalents	122	222
Net decrease in cash and cash equivalents	(2,236)	(5,207)
Cash and cash equivalents
Beginning of period	10,503	8,898
End of period	$8,267	$3,691
Supplemental cash flow information:
Cash paid for interest	$125	$135
Supplemental information on non-cash investing and finance activities:
Right-of-use asset written off due to early and partial termination of lease	$1,346	$—
Operating lease liability written off due to early and partial termination of lease	1,113	—
Right-of-use assets obtained in exchange for operating lease liabilities	775	2,422
Proceeds receivable from warrant exercises	438	—
Purchases of equipment included in accounts payable	102	—

See accompanying notes to the condensed consolidated financial statements.

SAb Biotherapeutics, Inc. and subsidiaries

Notes to condensed consolidated FINANCIAL statements (Unaudited)

(1) Nature of Business and Liquidity

SAB Biotherapeutics, Inc., a Delaware corporation (“SAB”, “SAB Biotherapeutics” or “SAB BIO”, and together with its subsidiaries, the “Company”), is a clinical-stage biopharmaceutical company focused on developing multi-specific, high-potency, human immunoglobulin G (hIgG) to treat and prevent immune and autoimmune disorders. Using advanced genetic engineering and antibody science, SAB BIO developed a proprietary technology which holds the potential to generate additional novel therapeutic candidates utilizing the human immune response, without the need for human donors or convalescent plasma. SAB BIO has optimized genetic engineering in the development of transchromosomic cattle, or Tc-Bovine, to produce hIgG. SAB BIO's drug development production system is able to generate a diverse repertoire of specifically targeted, high-potency, hIgGs that can address a wide range of serious unmet needs in human diseases. The Company's lead candidate, SAB-142, targets autoimmune type 1 diabetes (“T1D”) with a disease-modifying therapeutic approach that aims to change the T1D treatment paradigm by delaying onset and potentially preventing disease progression of Stage 3 T1D patients. SAB-142 is currently being evaluated in newly diagnosed Stage 3 autoimmune T1D patients in a registrational Phase 2b clinical trial called SAFEGUARD.

Liquidity

As of June 30, 2026, the Company had an accumulated deficit of $152.3 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company funds product development, regulatory approval efforts, clinical trials, and commercial readiness activities, and will require additional capital to support its long-term plans.

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

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended June 30, 2026 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Principles of consolidation

The accompanying condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries, SAB Sciences, Inc., Diversity Therapeutics, Inc., SAB LLC, SAB Capra, LLC, Aurochs, LLC, and SAB BIO PTY LTD (“SAB Australia”). Intercompany balances and transactions have been eliminated in consolidation.

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

The Company currently has no commercially approved products and there can be no assurance that the Company’s research and development will be successfully commercialized. Developing and commercializing a product requires significant time and capital and is subject to regulatory review and approval as well as competition from other biotechnology and pharmaceutical companies. The Company operates in an environment of rapid change and is dependent upon the continued services of its key employees and obtaining and protecting intellectual property.

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

Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate their fair value due to the short-term nature of their maturities, such as cash and cash equivalents, accrued interest receivable, accounts payable, accrued expenses and other current liabilities.

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

The Company did not have any deferred issuance costs as of June 30, 2026. As of December 31, 2025, the Company had $0.2 million of deferred issuance costs, related to the Company’s sales agreement with UBS Securities LLC. The sales agreement is discussed further in Note 8, Stockholders’ Equity.

Short-term and long-term investments

The Company accounts for investments in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At June 30, 2026, the Company’s short-term and long-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days, and investments in exchange traded mutual funds. The Company classifies these securities as current and non-current. The Company considers all of its securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

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

The Company did not recognize any credit losses on its short-term and long-term investments during the three and six months ended June 30, 2026 and 2025.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and six months ended June 30, 2026 and 2025.

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

Research and development expenses

Expenses incurred in connection with research and development activities are expensed as incurred. These include fees paid to consultants and various entities that perform certain research and testing on behalf of the Company, and expenses related to animal care, research-use equipment depreciation, salaries, benefits, and stock-based compensation granted to employees in research and development functions.

During the three and six months ended June 30, 2026 and 2025, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for refundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material changes in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three and six months ended June 30, 2026 and 2025, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Property, Plant and Equipment

The Company records property, plant, and equipment at cost less depreciation and amortization. Depreciation is calculated using straight-line methods over the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and six months ended June 30, 2026 and 2025.

Stock-based compensation

FASB ASC Topic 718, Compensation– Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. The Company recognizes compensation cost relating to stock-based payment transactions using a fair-value measurement method, which requires all stock-based payments to employees, directors, and non-employee consultants, including grants of stock options, to be recognized in operating results as compensation expense based on fair value over the requisite service period of the awards. The Company determines the fair value of common stock based on the closing market price on the date of the grant.

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

The Company maintains a 100% valuation allowance on its net deferred tax assets. The Company has not recognized any reserves for uncertain tax positions.

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

Australian Research and Development Tax Credit

In June 2023, the Company formed a new subsidiary in Australia, SAB Australia, a proprietary limited company, primarily to conduct preclinical and clinical activities for product candidates. SAB Australia's research and development activities qualify for the Australian government's tax credit program, which provides a 48.5% credit for qualifying research and development expenses. The research and development incentive is one of the key elements of the Australian Government's support for Australia's innovation system and is supported by legislative law primarily in the form of the Australian Income Tax Assessment Act 1997, as long as eligibility criteria are met. Under the program, a percentage of eligible research and development expenses incurred by the Company through SAB Australia are reimbursed.

The Company recognizes other income from the Australian research and development incentive when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. Management has assessed the Company's research and development activities and expenditures to determine which are likely to be eligible under the research and development incentive regime described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time, which is included in other income in the condensed consolidated statements of operations and comprehensive loss. The Company recognized $0.2 million and $0.3 million, and $0.3 million and $0.8 million, in tax credit income for the three and six months ended June 30, 2026 and 2025, respectively.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06") and is effective January 1, 2028 with early adoption permitted. ASU 2025-06 modernizes the accounting for internal use software costs and requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is still assessing the impact of adopting this standard.

(4) Earnings per share

Since the Company reported a net loss for the three and six months ended June 30, 2026 and 2025, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the three and six months ended June 30, 2026 and 2025, as the potential dilutive securities are anti-dilutive.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except share and per share amounts):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Calculation of basic loss per share attributable to the Company’s shareholders
Net loss attributable to common stockholders	(22,491)	(10,114)	(41,360)	(15,311)
Weighted-average common shares outstanding - basic and diluted	79,753,100	9,294,469	66,768,309	9,293,018
Earnings per share - basic and diluted	$(0.28)	$(1.09)	$(0.62)	$(1.65)

Included within weighted average common shares outstanding for the six months ended June 30, 2026, are 2,753,246 common shares issuable upon the exercise of pre-funded warrants, as the warrants are exercisable at any time for nominal consideration, and, as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The Company’s other potentially dilutive securities, which include stock options, restricted stock awards, common stock warrants, common stock underlying preferred stock warrants, earnout shares, and contingently issuable earnout shares have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For The Six Months Ended June 30,
	2026	2025
Stock options and awards	39,835,110	2,958,026
Common Stock Warrants (1)	2,203,407	2,233,407
Series A Preferred Stock (2)	4,504,824	6,669,742
Preferred Stock Warrants (3)	17,002,381	17,002,381
Enrollment Date Warrants (4)	97,990,000	—
Release Date Warrants (4)	49,800,000	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	211,486,528	29,014,362
(1)
Contained within common stock warrants are the 575,000 shares of common stock underlying public warrants (the “Public Warrants”), 20,860 shares of common stock underlying warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 736,337 shares underlying warrants issued to the investors in the December 2022 Private Placement (the “the PIPE Warrants”), 21,091 shares underlying warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 shares underlying the Preferred

PIPE Placement Agent Warrants issued to the placement agent in the September 2023 Offering. See Note 10, Warrants for further details on the Company’s outstanding warrants.
(2)
Represents 4,504,824 and 6,669,742 shares of common stock underlying 28,380 and 42,019 issued and outstanding shares of Series A-2 Preferred Stock, for the six months ended June 30, 2026 and 2025, respectively. See Note 8, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 17,002,381 shares of common stock underlying 107,115 outstanding Preferred Tranche C Warrants (as defined below) for the six months ended June 30, 2026. See Note 10, Warrants for further details on the Company’s outstanding warrants.
(4)
Represents 49,800,000 and 97,990,000 shares of common stock underlying the Release Date Warrants and Enrollment Date Warrants, respectively, for the six months ended June 30, 2026.

(5) Property, plant and equipment

As of June 30, 2026 and December 31, 2025, the Company’s property, plant and equipment was as follows:

	June 30, 2026	December 31, 2025
Land	$576	$—
Laboratory equipment	12,443	11,340
Animal facility leasehold improvements	8,801	8,401
Animal facility equipment	1,372	1,278
Construction-in-progress	411	759
Leasehold improvements	7,197	7,065
Vehicles	202	202
Office furniture and equipment	1,979	1,777
Total Property, plant and equipment, gross	32,981	30,822
Less: accumulated depreciation and amortization	(18,752)	(17,516)
Property, plant and equipment, net	$14,229	$13,306

Depreciation and amortization expense was $0.8 million and $1.5 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.5 million for the three and six months ended June 30, 2025, respectively. In June 2026, the Company purchased unimproved land and began construction of a second farm facility in South Dakota to increase manufacturing capacity and establish a redundant herd to support long-term commercial supply for SAB-142.

(6) Leases

Operating Leases

The Company has an operating lease for lab space from Sanford Health, that started in June 2014 and initially ended in June 2019, at which time the lease was extended through August 2024. This lease was renewed in January 2025 and amended in April 2026 to reduce the leased space, and has a five-year-term ending on December 31, 2029.

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

The Company entered into a lease for office space in Miami Beach, Florida in April 2024. In September 2025, the Company terminated this lease and entered into a new lease for expanded space. The new lease commenced in January 2026 with a five-year term.

Finance Leases

In December 2018, the Company entered into a finance lease with Dakota Ag Properties for a new animal facility which includes the surrounding land. The facility and the land have been accounted for as separate lease components. The lease is based upon payback of

$4.0 million in construction costs, with a 20-year term at an interest rate of 8%. The Company has the option to purchase the asset at any time during the term of the lease for the balance of the unamortized lease payments.

The lease agreements do not require material variable lease payments, residual value guarantees or restrictive covenants.

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of June 30, 2026 and December 31, 2025 are:

	June 30, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	3.66	12.42	3.62	12.92
Weighted-average discount rate (percentage)	15.06%	7.72%	9.45%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of June 30, 2026 (in thousands):

	Operating	Finance
2026 - remaining	$423	$201
2027	613	401
2028	627	401
2029	642	401
2030	210	401
Thereafter	—	3,180
Undiscounted future minimum lease payments	2,515	4,985
Less: Amount representing interest payments	(583)	(1,785)
Total lease liabilities	1,932	3,200
Less current portion	(481)	(160)
Noncurrent lease liabilities	$1,451	$3,040

The components of lease expense were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For The Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$246	$268	$547	$536
Operating lease - cash payments	243	263	523	476
Finance lease cost - right-of-use asset amortization	22	22	43	43
Finance lease cost - interest expense	62	65	125	130
Finance lease - cash payments	100	100	201	201

(7) Accrued Expenses and Other Current Liabilities

As of June 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Payroll and employee-related costs	$4,297	$5,036
Accrued research and development expenses	1,605	323
Accrued outside laboratory services	578	—
Accrued legal fees	176	354
Accrued interest	21	21
Other accrued expenses	532	850
	$7,209	$6,584

(8) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of June 30, 2026, 83,493,068 shares of common stock, 28,380 shares of Series A Preferred Stock, and 522,629 shares of Series B Preferred Stock were outstanding.

Series A Preferred Stock and Warrants

On September 29, 2023, the Company entered into a securities purchase agreement (the “September 2023 Purchase Agreement”) with certain accredited investors, in a private placement (the “September 2023 Offering”), pursuant to which the Company issued and sold 7,500 shares of Series A-1 Convertible Preferred Stock and Preferred Tranche A, B and C Warrants (collectively, the “Preferred Warrants”). During the fourth quarter of 2023, holders exercised Preferred Tranche A Warrants for an aggregate of 59,654 shares of Series A-1 Preferred Stock, for gross proceeds of $59.7 million, bringing the total of Series A-1 Preferred Stock issued under the September 2023 Offering and related exercises to 67,154 shares. All unexercised Preferred Tranche A and Preferred Tranche B Warrants were subsequently forfeited and the Preferred Tranche C Warrants remain outstanding and exercisable until the five (5) year anniversary of their exercisability date.

Following receipt of required stockholder approval, 24,918 shares of Series A-1 Preferred Stock were automatically converted into an aggregate of 3,954,674 shares of common stock at a conversion price of $6.30 per share and the remaining 42,236 shares of Series A-1 Preferred Stock were converted into an equal number of shares of Series A-2 Preferred Stock, which are convertible into common stock at the same conversion price of $6.30 per share. Holders of Series A Preferred Stock are entitled to receive dividends on an as-converted-to-common-stock basis and to vote together with holders of common stock, subject to a beneficial ownership blocker of either 4.99% or 9.99%, as elected by each holder.

There were no Series A-2 Preferred Stock conversions during the six months ended June 30, 2026, and 13,639 shares of Series A-2 Preferred Stock were converted into 2,164,918 shares of common stock during the year ended December 31, 2025.

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

Series B Convertible Preferred Stock and Warrants

On July 21, 2025, the Company entered into a securities purchase agreement with certain accredited investors (the “July 2025 Purchase Agreement”), in connection with a private placement (the “Series B Offering”) of 1,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock,” and such shares, the “Series B Shares”), initially convertible into 100,000,000 shares of common stock (the “Conversion Shares”), together with Release Date Warrants to purchase up to 500,000 shares of Series B Preferred Stock with an exercise price of $218.75 per share, and Enrollment Date Warrants to purchase up to 1,000,000 shares of Series B Preferred Stock with an exercise price of $175.00 per share. The closing of the Series B Offering occurred on July 22, 2025 and generated gross proceeds of $175.0 million and net proceeds of $163.9 million after $11.1 million of offering costs. The Enrollment Date Warrants and Release Date Warrants were initially classified as liabilities at fair value because the underlying preferred shares were redeemable under certain conditions, with the remaining proceeds allocated to the Series B Preferred Stock.

At the Company’s special meeting of stockholders held on September 26, 2025 (the “2025 Special Meeting”), stockholders approved the issuance of the common stock underlying the Series B Preferred Stock (the “Requisite Approval”), after which 361,442 shares of Series B Preferred Stock converted into 36,144,200 shares of common stock, subject to a 4.99% beneficial ownership limitation. Upon receiving the requisite approval on September 26, 2025, the Series B Preferred Stock was no longer redeemable, and the Release Date Warrants and Enrollment Date Warrants were reclassified from liabilities to stockholders’ equity. Following the requisite approval on September 26, 2025, the change in fair value of $62.0 million was recorded as other income.

There were 20,100 Enrollment Date Warrants and 2,000 Release Date Warrants exercised during the six months ended June 30, 2026. There were no Enrollment Date Warrants or Release Date Warrants exercised during the year ended December 31, 2025.

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

March 2026 Public Offering

On March 17, 2026, the Company entered into an underwriting agreement (the “March 2026 Public Offering”), pursuant to which the Company issued and sold 19,324,677 shares of common stock (the "Firm Shares"), at a public offering price of $3.85 per share, and pre-funded warrants to purchase up to 2,753,246 shares of common stock (the “Pre-Funded Warrants”), at a public offering price of $3.8499 per Pre-Funded Warrant (the Firm Shares price less the $0.0001 per share exercise price of each Pre-Funded Warrant). The

Company also granted the underwriters a 30-day option to purchase up to an additional 3,311,688 shares of common stock at the public offering price, less underwriting discounts and commissions (the “Optional Shares”). As of March 31, 2026, the underwriters partially exercised their option and purchased an additional 2,000,000 shares of common stock at the public offering price of $3.85 per share, less underwriting discounts and commissions, resulting in additional net proceeds of $7.2 million. In April 2026, the underwriters partially exercised their option and purchased an additional 610,188 shares of common stock at the public offering price of $3.85 per share, less underwriting discounts and commissions, resulting in additional net proceeds of $2.2 million. The remaining Optional Shares of 701,500 expired without exercise in April 2026.

The Company received aggregate net proceeds from the offering, including the partial exercise of the underwriters’ option, of approximately $88.7 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. Issuance costs were allocated between the common stock and the pre-funded warrants on a relative fair value basis and charged to additional paid-in capital.

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

Earnout Shares

On October 22, 2021 (the “Closing Date”), the Company consummated the business combination (the “Business Combination”) contemplated by the agreement and plan of merger, dated as of June 21, 2021, as amended on August 12, 2021, among Big Cypress Acquisition Corp., a Delaware corporation (“BCYP”), Big Cypress Merger Sub Inc. (“Merger Sub”), the Company, and Shareholder Representative Services LLC (the “Business Combination Agreement ”). Upon closing of the Business Combination, Merger Sub merged with SAB Biotherapeutics, with SAB Biotherapeutics as the surviving company of the merger. Upon closing of the Business Combination, BCYP changed its name to “SAB Biotherapeutics, Inc.”

The Business Combination Agreement included an earnout provision under which SAB Biotherapeutics’ pre-closing securityholders (including vested option holders) have the contingent right to receive up to an aggregate of 1,200,000 additional shares (the “Earnout Shares”), released in four equal 25% increments if, at any time during the five years following the Closing Date, the volume weighted average price (“VWAP”) of the Company’s common stock equals or exceeds, $150.00, $200.00, $250.00, and $300.00, respectively, for any 20 trading days within a period of 30 consecutive trading days (or upon qualifying change in control at a per share price exceeding the applicable threshold). Of the 1,200,000 Earnout Shares, 150,806 are contingently issuable and 1,049,194 are legally issued and outstanding but will be returned to the Company if applicable VWAP thresholds are not met within the five-year period.

The Earnout Shares are indexed to the Company’s equity and meet the criteria for equity classification. On the Closing Date, the fair value of the 1,200,000 Earnout Shares was $101.3 million, recorded as stock dividend reducing additional paid-in capital, offset by the increase in additional paid-in capital associated with the Business Combination.

Shelf Registration Statement

On December 29, 2025 the Company filed a Registration Statement on Form S-3 (Registration No. 333-292482) (the “Shelf Registration Statement”), declared effective on January 7, 2026 by the SEC, which includes a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $300.0 million. The Shelf Registration Statement is intended to preserve the Company’s flexibility to raise capital from time to time, if and when needed.

(9) Stock Option Plans

2014 Equity Incentive Plan

In 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. The Company no longer grants new awards under the 2014 Equity Incentive Plan, and outstanding awards remain subject to its terms, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, 534,600 shares are available for grant and 194,050 shares underlying outstanding grants.

2021 Equity Incentive Plan

In 2021, the Company approved the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides grants of stock options, restricted stock units and other stock-based awards to employees, directors, and non-employee consultants. The 2021 Equity Incentive Plan includes an annual evergreen provision that increases the shares reserved for issuance at the beginning of each calendar year, subject to a cap, and has been amended to increase the shares available for grant, most recently by stockholder approval at the 2024 Annual Meeting and the 2025 Special Meeting. The terms of the 2021 Equity Incentive Plan and these amendments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of June 30, 2026, 47,594,877 shares of common stock were reserved for issuance under the 2021 Equity Incentive Plan, with 7,953,817 shares available for grant and 39,641,060 shares underlying outstanding grants.

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during either the three and six months ended June 30, 2026 and 2025, and no stock-based compensation expense was recognized. As of June 30, 2026, 100,000 shares remained available for future issuance.

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2026, was as follows (in thousands, except share and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2025	20,887,772	$2.93	8.64	$1,186
Granted	19,607,200	$4.39
Forfeited	(584,797)	$3.56
Exercised	(64,083)	$2.42
Expired	(17,263)	$7.86
Outstanding options, June 30, 2026	39,828,829	$3.64	9.30	$29,097
Options vested and exercisable, June 30, 2026	1,669,950	$8.38	7.15	$552

Total unrecognized compensation cost related to non-vested stock options as of June 30, 2026, was approximately $92.8 million and is expected to be recognized within future operating results over a weighted-average period of 3.30 years.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2026, was $2.87 and $3.57 per share, respectively. During the three and six months ended June 30, 2026, 147,847 and 295,799 options vested with a fair value totaling $0.5 million and $1.0 million, respectively.

The weighted average grant date fair value of options granted during the three and six months ended June 30, 2025, was $1.44 and $1.44 per share, respectively. During the three and six months ended June 30, 2025, 113,024 and 394,836 options vested with a fair value totaling $0.4 million and $1.5 million, respectively.

The estimated fair value of stock options granted to employees and consultants during the three and six months ended June 30, 2026 and 2025, was calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Expected volatility	100.0%	118.6%	90.7 - 102.0%	118.6%
Weighted-average volatility	100.0%	118.6%	101.6%	118.6%
Expected dividends	—%	—%	—%	—%
Expected term (in periods)	6.08	5.73	6.00 - 6.08	5.73
Risk-free rate	4.42%	3.97%	3.81 - 4.42%	3.97%

Restricted Stock

Stock award activity for employees and non-employees under the Equity Compensation Plans for the six months ended June 30, 2026, was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	14,639	$8.93
Vested	(8,358)	$11.56
Unvested as of June 30, 2026	6,281	$5.44

At June 30, 2026, the unrecognized equity-based compensation related to restricted stock units (“RSUs”) outstanding was de minimis. During the six months ended June 30, 2026, a total of 8,358 RSUs vested. For the six months ended June 30, 2026, the Company issued a net total of 6,033 RSUs. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 0.65 years.

Stock-based compensation expense

Stock-based compensation expense for the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$3,767	$347	$6,629	$680
General and administrative	3,480	280	6,078	560
Total	$7,247	$627	$12,707	$1,240

(10) Warrants

Liability Classified Warrants

Public Warrants

The Public Warrants were issued on October 22, 2021. Each whole Public Warrant entitles the holder to purchase one share of the Company's common stock at a price of $115.00 per share, subject to adjustment. Once exercisable, the Company may redeem the Public Warrants in whole and not in part, at $0.01 per Public Warrant, upon not less than 30 days’ prior written notice of redemption, if the last sale price of the common stock equals or exceeds $180.00 per share for any 20 trading days within a 30-trading-day period, in which case the Company may require holders to exercise on a cashless basis. The Public Warrants expire on October 22, 2026 (the fifth anniversary of the Business Combination), unless earlier exercised or redeemed. Once expired, the Public Warrants will have no further value and will no longer be exercisable.

Private Placement Warrants

The Private Placement Warrants were issued on October 22, 2021 and are exercisable on a cashless basis and will be non-redeemable as long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are transferred to other holders, they become redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Placement Warrants expire on October 22, 2026 (the fifth anniversary of the Business Combination), unless earlier exercised or redeemed. Once expired, the Private Placement Warrants will have no further value and will no longer be exercisable.

September 2023 Purchase Agreement Warrants

The Preferred Tranche C Warrants were issued in connection with the Company’s September 2023 Purchase Agreement of Series A-1 Convertible Preferred Stock, in which the Company also issued Preferred Tranche A Warrants, Preferred Tranche B Warrants and Preferred Tranche C Warrants. The Preferred Tranche A Warrants were exercised or forfeited and the associated Preferred Tranche B Warrants were forfeited in 2023, leaving the Preferred Tranche C Warrants as the only tranche outstanding as of June 30, 2026. The

Preferred Tranche C Warrants expire on November 23, 2028, unless exercised or redeemed. Once expired, the Preferred Tranche C Warrants will have no further value and will no longer be exercisable.

As of June 30, 2026, the Company had 107,115 Preferred Tranche C Warrants outstanding to purchase shares of Series A-3 Preferred Stock having an aggregate exercise price of approximately $107.1 million.

Equity Classified Warrants

PIPE Warrants and PIPE Placement Agent Warrants

In December 2022, the Company completed a private placement (the “December 2022 Private Placement”) in which it sold 736,337 shares of common stock and the PIPE Warrants exercisable for up to 736,337 shares of common stock. The combined purchase price of each share and accompanying PIPE Warrant was $10.80, except three participating directors of the Company each paid at a $1.25 premium per share and accompanying PIPE Warrant. Each PIPE Warrant has an exercise price of $10.80 per share and is exercisable for five years from the date of issuance.

In connection with the December 2022 Private Placement, the Company issued Brookline Capital Markets the PIPE Placement Agent Warrants to purchase up to 21,091 shares of common stock. The PIPE Placement Agent Warrants have an exercise price equal to $13.50 per share and expire five years from the date of issuance.

2023 Ladenburg Agreement Warrants

On March 21, 2023, the Company entered into a settlement agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) to resolve an action brought by Ladenburg against the Company (the “2023 Ladenburg Agreement”). On March 24, 2023, the Company issued the Ladenburg Warrants to purchase up to 30,000 shares of common stock, exercisable for three years from the date of issuance at $5.424 per share; and agreed to make settlement payments totaling $3.1 million, payable in cash or common stock at the Company’s option. The Company settled these obligations through cash payments of $1.6 million and the issuance of 191,689 shares of common stock. The Ladenburg Warrants expired, unexercised as of March 31, 2026.

Preferred PIPE Placement Agent Warrant

On November 21, 2023, the Company issued to Chardan Capital Markets LLC, the placement agent for the September 2023 Offering, a warrant to purchase 850,119 shares of the Company’s common stock (“the Preferred PIPE Placement Agent Warrants”). The Preferred PIPE Placement Agent Warrants have an exercise price equal to $6.30 per share (subject to adjustment for stock dividends and splits) and are exercisable in whole or in part, at any time or times on or after the issuance date and on or before October 2, 2028.

Preferred PIPE Series B Warrants

On July 21, 2025, the Company issued the Release Date Warrants and Enrollment Date Warrants to various investors as part of the Series B Offering providing for the purchase of up to 500,000 and 1,000,000 shares, respectively, of Series B Preferred Stock at exercise prices of $218.75 and $175.00 per share, respectively. The Release Date Warrants have an expiration of the earlier of five years from the issuance date or the Phase II Release Date (as defined in the Release Date Warrant). The Enrollment Date Warrants have an expiration date of the earlier of five years from the issuance date or the Phase II Enrollment Date (as defined in the Enrollment Date Warrant).

20,100 and 2,000 Enrollment Date Warrants and Release Date Warrants were exercised as of June 30, 2026, respectively. There were no Enrollment Date Warrants or Release Date Warrants exercised as of December 31, 2025.

Pre-Funded Warrants

In March 2026, the Company issued pre‑funded warrants to purchase up to 2,753,246 shares of common stock at a public offering price of $3.8499 per warrant, which represents the public offering price of $3.85 per share of common stock less the $0.0001 exercise price per share.

The following table summarizes warrant activity for the six months ended June 30, 2026 and 2025:

	Outstanding December 31, 2025	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding June 30, 2026
Common Stock Warrants
Equity Classified
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	(30,000)	—
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Pre-Funded Warrants	—	2,753,246	—	—	2,753,246
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	1,500,000	—	(22,100)	—	1,477,900
Liability Classified
Preferred Tranche C Warrants	107,115	—	—	—	107,115

	Outstanding December 31, 2024	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2025
Common Stock Warrants
Equity Classified
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	—	1,500,000	—	—	1,500,000
Liability Classified
Preferred Tranche B Warrants (1)	42,846	—	—	(42,846)	—
Preferred Tranche C Warrants	107,115	—	—	—	107,115
(1)
On January 1, 2025, 42,846 Preferred Tranche B Warrants expired, unexercised. The valuation as of December 31, 2024, was based on a risk-free interest rate of 3.93%, an expected remaining term of 0.23 periods, implied volatility of 75%, and an underlying stock price of $309.37.

Presentation and Valuation of the Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Changes in fair value are recognized within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for six months ended June 30, 2026 and 2025.

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

The key inputs into the valuations as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Risk-free interest rate	4.10%	3.83%
Expected term remaining (periods)	0.31	0.81
Implied volatility	276.2%	200.4%
Closing common stock price on the measurement date	$3.90	$3.74

Series A Preferred Warrants

The Series A Preferred Warrants are accounted for as liabilities in accordance with ASC 480 and 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and are presented within warrant liabilities on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. Derivative-liability classification is required because, upon a fundamental transaction, the Company would be obligated to repurchase all outstanding Series A Preferred Warrants for cash equal to the Black-Scholes value of the unexercised portion of each warrant. Changes in fair value are recognized within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive loss for six months ended June 30, 2026 and 2025.

The Series A Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 11, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrant as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Risk-free interest rate (1)	4.14%	3.54%
Expected term remaining (periods) (1)	2.41	2.91
Implied volatility	105.5%	105.0%
Underlying Stock Price (Preferred Series A)	$317.99	$304.95
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of survival, assuming SABS’ intellectual property yields positive results in forthcoming clinical trials, allowing the Company to continue as a going concern rather than face dissolution before 2028. The probability of survival was 57.5% and 40.0% as of June 30, 2026 and December 31, 2025, respectively.

(11) Fair Value Measurements

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of June 30, 2026
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$7,690	$7,690	$—	$—
Short-term investments			—	—
Mutual funds	14,032	14,032	—	—
U.S. treasury securities	80,333	80,333
Long-term investments
U.S. treasury securities	105,346	105,346	—	—
Liabilities:
Public Warrant liability	$74	$74	$—	$—
Private Placement Warrant liability	3	—	—	3
Tranche C Preferred Warrants	7,152	—	—	7,152

	As of December 31, 2025
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$9,128	$9,128	$—	$—
Short-term investments
Mutual funds	59,130	59,130	—	—
U.S. treasury securities	24,027	24,027	—	—
Corporate Bonds	2,933	—	2,933	—
Long-term investments
U.S. treasury securities	42,784	42,784	—	—
Corporate Bonds	4,109	—	4,109	—
Liabilities:
Public Warrant liability	$179	$179	$—	$—
Private Placement Warrant liability	7	—	—	7
Tranche C Preferred Warrants	5,449	—	—	5,449

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2025	$7
Change in fair value of Private Placement Warrant liability	(1)
Balance, March 31, 2026	$6
Change in fair value of Private Placement Warrant liability	(3)
Balance, June 30, 2026	$3

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2025	$5,449
Change in fair value of the Preferred Warrant liabilities	513
Balance, March 31, 2026	$5,962
Change in fair value of the Preferred Warrant liabilities	1,190
Balance, June 30, 2026	$7,152

As of June 30, 2026 and December 31, 2025, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(12) Investments

Available-For-Sale Debt Securities

At June 30, 2026, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$80,481	$—	$(148)	$80,333

Long-term:
U.S. treasury securities	$106,276	$3	$(933)	$105,346

At December 31, 2025, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following (in thousands):

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$23,994	$33	$—	$24,027
Corporate Bonds	2,923	10	—	2,933
Total	26,917	43	—	26,960

Long-term:
U.S. treasury securities	$42,652	$143	$(11)	$42,784
Corporate Bonds	4,098	12	(1)	4,109
Total	46,750	155	(12)	46,893

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at June 30, 2026 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	As of June 30, 2026
(in thousands)	Amortized Cost	Fair Value
Within one year or less	$80,481	$80,333
One through five years	106,276	105,346
Total	$186,757	$185,679

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of June 30, 2026 (in thousands, except for number of securities):

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	135	$183,468	$1,081	—	$—	$—	135	$183,468	$1,081
Total	135	$183,468	$1,081	—	$—	$—	135	$183,468	$1,081

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of December 31, 2025 (in thousands, except for number of securities):

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	4	$7,802	$11	—	$—	$—	4	$7,802	$11
Corporate Bonds	8	772	1	—	—	—	8	772	1
Total	12	$8,574	$12	—	$—	$—	12	$8,574	$12

The unrealized losses on the Company’s available-for-sale debt securities as of June 30, 2026 and December 31, 2025 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2026 and December 31, 2025 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery.

Gross realized gains and losses on the sale of short-term and long-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive loss. The following table summarizes the Company’s gross realized gains and losses on the sale of available-for-sale debt securities:

	For The Six Months Ended June 30,
(in thousands)	2026	2025
Gross realized gains	$50	$—
Gross realized losses	(3)	—
Net realized gains	$47	$—

Accrued interest receivable related to the above investment securities was $1.8 million and $0.9 million at June 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the condensed consolidated balance sheets.

Equity Securities

The Company holds investments in mutual funds that are classified as equity securities, primarily representing diversified portfolios of publicly traded equity instruments managed by third-party investment advisors. As of June 30, 2026 and December 31, 2025, the Company had $14.0 million and $59.1 million, respectively, of equity securities included within short-term investments on the condensed consolidated balance sheets. The following is a summary of unrealized and realized gains (losses) recognized on equity securities included in other income (expense) in the condensed consolidated statements of operations and comprehensive loss.

	Three Months Ended June 30,		For The Six Months Ended June 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period	$7	$(4)	$(10)	$1
Less: Realized net gains (losses) recognized on equity securities sold	7	13	3	25
Unrealized net gains (losses) recognized on equity securities held	$—	$(17)	$(13)	$(24)

(13) Commitments and Contingencies

The Company is not a party to any litigation, and, to its best knowledge, no action, suit, or proceeding has been threatened against the Company which are expected to have a material adverse effect on its financial condition, results of operations or liquidity.

Fortrea Inc.

In October 2024, the Company entered into a clinical master services agreement and work orders with Fortrea Holdings Inc. (“Fortrea”) to act as the contract research organization (“CRO”) overseeing the Company’s Phase 2b registrational study for SAB-142. Approximately $6.5 million and $1.8 million were expensed with respect to the Fortrea agreements during the six months ended June 30, 2026 and 2025, respectively, which amounts are included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

Manufacturing Service Agreement

On April 28, 2026, the Company entered into a Master Manufacturing Services Agreement (the “MSA”) with Emergent BioSolutions Canada Inc. (“Emergent”), under which Emergent will perform clinical and commercial manufacturing services for SAB-142 (the “Product”) at its facility in Canada. The MSA runs for five years from FDA approval of the Product, with a minimum aggregate spend of $36.0 million following approval, and grants Emergent exclusive manufacturing rights for the Product during the term, subject to limited exceptions if Emergent is unable or declines to manufacture. In May 2026, the Company entered into a work order under the MSA and expensed approximately $0.4 million to research and development during the six months ended June 30, 2026, which is included in research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company expects to make substantial additional payments to Emergent over the next 24 to 36 months for services and pass-through costs, including production equipment purchases.

(14) Segment Reporting

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to condensed consolidated operating expenses as our single segment operating loss for the three and six months ended June 30, 2026 and 2025, is included in the table below (in thousands):

	For The Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct research and development expenses
Research and development salaries and benefits	$4,068	$2,707	$8,174	$5,359
Clinical trial expense	5,132	1,916	8,329	3,843
Lab supplies and animal care	852	382	1,610	938
Lab services, consulting, and other direct research costs	877	433	1,880	1,376
Total direct research and development expenses	10,929	5,438	19,993	11,516
Indirect research and development expenses	1,476	1,212	2,948	2,458
Share based compensation (research and development)	3,767	347	6,629	680
Total research and development expense	16,172	6,997	29,570	14,654
General and administrative expense
Administrative payroll	1,717	1,294	3,535	2,647
Professional fees and travel	826	214	1,543	639
Insurance, office expense, and other administrative expenses	1,182	947	2,649	2,004
Share based compensation (general and administrative)	3,480	280	6,078	560
Total general and administrative expenses	7,205	2,735	13,805	5,850
Total operating expense	$23,377	$9,732	$43,375	$20,504

The measure of segment assets is reported on the condensed consolidated balance sheets as cash and cash equivalents and short-term and long-term investments.

Long-lived assets are reported on the condensed consolidated balance sheets as property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

(15) Subsequent Events

Exercise of Enrollment Date Warrants

In July 2026, 74,933 Enrollment Date Warrants were exercised for 74,933 shares of Series B Preferred Stock for aggregate gross proceeds of $13.1 million, which were converted into 7,493,300 shares of the Company’s common stock. Following these exercises, Enrollment Date Warrants exercisable for 90,496,700 shares of common stock remained outstanding as of the date of issuance of these financial statements.

Breakthrough T1D Grant and PRISE-hATG Study

In July 2026, Breakthrough T1D awarded a grant to support the investigator-led Phase 3 clinical trial, called the PRISE-hATG study, evaluating SAB-142 in patients with Stage 3 T1D who are between 100 days and two years from diagnosis. The Company is co-funding the study. The PRISE-hATG study is a registrational clinical trial that could expand the potential future label of SAB-142 to patients with Stage 3 T1D with onset up to two years from diagnosis. The Company has committed to provide funding of up to $1.4 million to Breakthrough T1D, and has also agreed to make additional payments to Breakthrough T1D of up to five times the Actual Award (as defined in the agreement, subject to an Actual Award cap of $3.9 million), payable upon the occurrence of certain contingencies, including but not limited to regulatory approval of SAB-142 or certain related technologies.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the "Exchange Act"), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including results from preclinical studies and clinical trials of SAB-142 and other product candidates; do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing multi-specific, high-potency, human immunoglobulin G (hIgG) to treat and prevent immune and autoimmune disorders. Our programs are based on mechanisms of action that have achieved proof-of-concept in clinical trials in indications with significant unmet medical needs. We are focused on developing product candidates for disease targets where a differentiated approach has the greatest potential to be either first-in-class against novel targets or best-in-class against complex targets to treat diseases, including type 1 diabetes (T1D) and other autoimmune disorders. Our lead candidate, SAB-142, targets autoimmune T1D with a disease-modifying therapeutic approach that aims to change the T1D treatment paradigm by delaying onset and potentially preventing disease progression of Stage 3 T1D patients.

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

There is an established regulatory path for T1D indications using the SAB-142 modality. Our regulatory pathway has also been established with the United States Food and Drug Administration (FDA), the United Kingdom Medicines and Healthcare products Regulatory Agency (MHRA), and the Therapeutic Goods Administration (TGA) in Australia. The FDA regulates polyclonal hIgG and monoclonal antibodies (mAbs) differently, as mAbs are regulated through the Center for Drug Evaluation and Research (CDER) while polyclonal antibodies (pAbs) are regulated by the Center for Biologics Evaluation and Research (CBER). CBER has approved more than 30 immunoglobulin products from both human- and animal-derived plasma. Further, CBER is very familiar with our production platform and pAb products. We have navigated three SAB drug products through seven clinical trials with one product having advanced to Phase 3, building our safety database as well as positive efficacy data. As our lead program SAB-142 advances, we intend to expand our pipeline in complementary indications through strategic utilization of our platform.

We received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025, and December 2025. We initiated our pivotal Phase 2b clinical trial, called the SAFEGUARD study, in Q3 2025 and dosed the first patient in December 2025 with enrollment ongoing across multiple clinical trial sites in U.S., Australia, New Zealand, U.K. and European Union. SAFEGUARD Part A, a dose-ranging study in adult patients, completed enrollment in Q1 2026. SAFEGUARD Part B, a randomized double-blind, placebo-controlled, dose-ranging study, is actively enrolling. Upon Part A and B completion, all patients, including the placebo-control group, with residual beta cells at 12 months are eligible for the 12-month long-term efficacy and safety extension study (Part C).

In March 2026, we announced additional Phase 1 data demonstrating early signals of C-peptide preservation in adult patients with established autoimmune T1D, consistent with SAB-142's anticipated mechanism of action. In April 2026, we presented additional clinical and mechanistic data from our Phase 1 clinical trial of SAB-142 in adult patients with established autoimmune T1D. The Phase 1 T1D cohort included six adult participants (n=6), with four receiving SAB-142 at 2.5 mg/kg (n=4) and two receiving placebo (n=2). Participants ranged in age from 19 to 40 years. All participants with established T1D (Stage 3 T1D diagnosis within 28-40 months at the time of randomization) had residual beta cell function (C-peptide >0.2 nmol/L) and at least one T1D autoantibody at baseline. Phase 1 exploratory efficacy endpoints were measured at the End of Study Day 120 post SAB-142 administration. One placebo participant (n=1) completed through Day 120 as the other placebo participant discontinued early due to personal reasons. The results for SAB-142 highlighted C-peptide preservation, correlated with evidence of T cell exhaustion. Of the four SAB-142-treated participants, three demonstrated a super responder profile with C-peptide levels at or above baseline at Day 120. SAB-142 treated participants showed improved glycemic control, with mean time in range increasing from 73% at baseline to 85% at Day 120, without an associated increase in exogenous insulin use.

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

Key Developments

In July 2026, Breakthrough T1D awarded a grant to support the investigator‑led Phase 3 clinical trial, called the PRISE‑hATG study, evaluating SAB‑142 in patients with Stage 3 T1D who are between 100 days and two years from diagnosis. We are co-funding the study. The PRISE-hATG study is a registrational clinical trial that could expand the potential future label of SAB-142 to patients with

Stage 3 T1D with onset up to two years from diagnosis.

During Q2 2026, we began construction of a second farm facility in South Dakota to increase manufacturing capacity and establish a redundant herd to support long-term commercial supply for SAB-142.

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

We expect to continue to incur substantial research and development expenses as we advance our lead therapeutic candidate through Phase 2 clinical trials and invest in the necessary foundation to support potential commercialization. In addition, we expect to hire additional employees to further research and development and manufacturing activities. As a result, we expect that our research and development expenses will continue to increase in the future and vary from period to period.

General and Administrative Expenses

General and administrative expenses primarily consist of salaries, benefits, and stock-based compensation costs for employees in our executive, accounting and finance, IT, office administration, legal and human resources functions as well as professional services fees, such as consulting, audit, tax and legal fees, and general corporate costs. We anticipate that general and administrative expenses will increase as we expand our workforce and invest in the advancement of our lead therapeutic candidate in preparation for potential commercialization. Additionally, as our operations grow in complexity and we progress toward potential commercialization, we may incur higher costs related to professional fees, director and officer insurance, and investor relations. We expect these expenses to vary from period to period.

Nonoperating Income (Expense)

Gain (loss) on change in fair value of warrant liabilities

Gain (loss) on change in fair value of warrant liabilities consists of the changes in the fair value of our Preferred Tranche C Warrants, Business Combination Public Warrants and Private Placement Warrants.

Other Income (expense)

Other income primarily consists of income associated with the refundable portion of Australian research and development tax credits and dividend income from non-interest bearing short-term investments.

Interest income

Interest income consists of interest earned on our investments in debt securities, cash, and cash equivalents.

Interest expense

Interest expense consists primarily of interest expense associated with finance lease arrangements.

Results of Operations

The following tables set forth our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$16,172	$6,997	$9,175	131.1%
General and administrative	7,205	2,735	4,470	163.4%
Total operating expenses	23,377	9,732	13,645	140.2%
Loss from operations	(23,377)	(9,732)	(13,645)	140.2%
Other income (expense)			—
Changes in fair value of warrant liabilities	(1,111)	(627)	(484)	77.2%
Interest expense	(62)	(64)	2	(3.1)%
Interest income	1,709	14	1,695	12,107.1%
Other income	350	295	55	18.6%
Total other income (expense)	886	(382)	1,268	(331.9)%
Loss before income taxes	(22,491)	(10,114)	(12,377)	122.4%
Net loss	$(22,491)	$(10,114)	(12,377)	122.4%

Research and Development Expenses

The following table represents our research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	% Change
Salaries & benefits	$7,835	$3,287	$4,548	138.4%
Laboratory supplies	627	84	543	646.4%
Animal care	225	67	158	235.8%
Clinical trial expense	5,132	1,916	3,216	167.8%
Outside laboratory services	467	201	266	132.3%
Project consulting	330	209	121	57.9%
Facility expense	1,271	1,199	72	6.0%
Other expenses	285	34	251	738.2%
Total research and development expenses	$16,172	$6,997	9,175	131.1%

Research and development expenses increased by $9.2 million, or 131.1%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increased clinical trial costs and related headcount to support the advancement of SAB-142 into our Registrational Phase 2b SAFEGUARD study.

General and Administrative

General and administrative expenses increased by $4.5 million or 163.4%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to increased headcount costs, including related stock based compensation.

Changes in Fair Value of Warrant Liabilities

Changes in fair value of warrant liabilities increased by $0.5 million, or 77.2% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to the increase in fair value of our Preferred Tranche C Warrants.

Interest Expense

Interest expense in the three months ended June 30, 2026 was consistent with interest expense in the three months ended June 30, 2025.

Interest Income

Interest income increased by $1.7 million or 12,107.1% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily due to higher average investment balances as a result of the March 2026 Public Offering and the July 2025 Purchase Agreement.

Other Income

Other income, increased by $0.1 million, or 18.6%, in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily driven by an increase in dividend and investment income due to higher average investment balances as a result of the March 2026 Public Offering and the July 2025 Purchase Agreement, partially offset by a decrease in the Australian research and development tax credit.

The following tables set forth our results of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$29,570	$14,654	$14,916	101.8%
General and administrative	13,805	5,850	7,955	136.0%
Total operating expenses	43,375	20,504	22,871	111.5%
Loss from operations	(43,375)	(20,504)	(22,871)	111.5%
Other income (expense)
Changes in fair value of warrant liabilities	(1,593)	4,409	(6,002)	(136.1)%
Interest expense	(125)	(134)	9	(6.7)%
Interest income	2,756	76	2,680	3,526.3%
Other income	977	842	135	16.0%
Total other income (expense)	2,015	5,193	(3,178)	(61.2)%
Loss before income taxes	(41,360)	(15,311)	(26,049)	170.1%
Net loss	$(41,360)	$(15,311)	(26,049)	170.1%

Research and Development Expenses

The following table represents our research and development expenses for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	% Change
Salaries & benefits	$14,803	$6,533	$8,270	126.6%
Laboratory supplies	1,027	313	714	228.1%
Animal care	582	131	451	344.3%
Clinical trial expense	8,329	3,843	4,486	116.7%
Outside laboratory services	1,331	921	410	44.5%
Project consulting	426	390	36	9.2%
Facility expense	2,563	2,353	210	8.9%
Other expenses	509	170	339	199.4%
Total research and development expenses	$29,570	$14,654	14,916	101.8%

Research and development expenses increased by $14.9 million, or 101.8%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased clinical trial costs and related headcount to support the advancement of SAB-142 into our Registrational Phase 2b SAFEGUARD study.

General and Administrative

General and administrative expenses increased by $8.0 million, or 136.0%, in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased headcount costs, including related stock based compensation.

Changes in Fair Value of Warrant Liabilities

Changes in fair value of warrant liabilities increased by $6.0 million, or 136.1% during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the increase in fair value of our Preferred Tranche C Warrants.

Interest Expense

Interest expense in the six months ended June 30, 2026 was consistent with interest expense in the six months ended June 30, 2025.

Interest Income

Interest income increased by $2.7 million, or 3,526.3%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to higher average investment balances as a result of the March 2026 Public Offering and the July 2025 Purchase Agreement.

Other Income

Other income increased by $0.1 million, or 16.0% in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily driven by an increase in dividend and investment income due to higher average investment balances as a result of the March 2026 Public Offering and the July 2025 Purchase Agreement, partially offset by a decrease in the Australian research and development tax credit.

Liquidity and Capital Resources

As of June 30, 2026, we had an accumulated deficit of $152.3 million. We expect to continue to incur operating losses for the foreseeable future as we fund product development, regulatory approval efforts, clinical trials, and commercial readiness activities, and we will require additional capital to support our long-term plans.

In July 2025, we completed the Series B Offering, generating approximately $175.0 million in gross proceeds before fees and expenses through the sale of Series B Preferred Stock (convertible into common stock following stockholder approval) together with the Release Date Warrants and Enrollment Date Warrants.

In March 2026, we completed the March 2026 Public Offering, generating aggregate net proceeds of approximately $88.7 million after underwriting discounts, commissions, and offering expenses. The net proceeds are intended to fund the Phase 2b SAFEGUARD study of SAB-142 and for general corporate purposes.

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

Shelf Registration Statement

On December 29, 2025 we filed a Registration Statement on Form S-3 (Registration No. 333-292482) (the “Shelf Registration Statement”), declared effective on January 7, 2026 by the SEC, which includes a base prospectus that allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $300.0 million. The Shelf Registration Statement is intended to preserve our flexibility to raise capital from time to time, if and when needed.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(24,112)	$(14,950)
Net cash (used in) provided by investing activities	(70,531)	9,869
Net cash provided by (used in) financing activities	92,285	(348)
Effect of exchange rate changes on cash and cash equivalents	122	222
Net decrease in cash and cash equivalents	$(2,236)	$(5,207)

Operating Activities

Net cash used in operating activities increased by $9.2 million in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase was primarily driven by an increase in net cash used in operations, partially offset by non-cash adjustments, including stock-based compensation and changes in fair value of warrant liabilities. The year-over-year increase in cash used was due to our continued investment in the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used in investing activities increased by $80.4 million in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to increased purchases of short-term investments, partially offset by proceeds from sales and maturities of investments.

Financing Activities

Net cash provided by financing activities increased by $92.6 million in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily due to the March 2026 Public Offering and exercise of warrants.

Contractual Obligations and Commitments

We have a clinical master services agreement with Fortrea for CRO services related to our Phase 2b study of SAB-142 and expect to make ongoing payments to Fortrea over the next 12 to 18 months in connection with these services.

In April 2026, we entered into a Master Manufacturing Services Agreement with Emergent for manufacturing services related to SAB-142, which includes a minimum aggregate spend of $36.0 million following FDA approval, over a five-year term. We expect to make substantial payments to Emergent over the next 24 to 36 months in connection with this agreement.

We terminated our office lease in Miami Beach, Florida and entered into a new lease for expanded space at the same location. The new lease commenced January 1, 2026 and has a five-year term. During the second quarter of 2026, we also reduced the leased space under our operating lease with Sanford Health; the terms of the original agreement remained unchanged, including the lease term ending December 31, 2029. Additionally, our office, laboratory, and warehouse space lease renewed in November 2023 has a three-year term expiring in November 2026, and we are evaluating our options with respect to renewal, extension, or relocation ahead of that expiration. As of June 30, 2026, our total operating and finance lease liabilities were approximately $1.9 million and $3.2 million, respectively. See Note 6, Leases, in our condensed consolidated financial statements for further details.

Except as described above, as of June 30, 2026, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

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

Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, filed with the SEC on May 12, 2026. There have been no significant changes to our critical accounting policies during the three months ended June 30, 2026. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further details.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

The Company recognized no revenue for the three and six months ended June 30, 2026. To date, no receivables have been written off.

Interest Rate Risk

As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents, U.S. treasury securities, corporate bonds, investments in exchange traded mutual funds, and money market funds of $208.0 million and $143.5 million, respectively, all of which was maintained in bank accounts, money market funds, mutual funds, and U.S. treasury securities. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of June 30, 2026 and December 31, 2025, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three and six months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act.).

Item 6. Exhibits.

Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.1	Master Manufacturing Services Agreement, dated as of April 28, 2026, by and between SAB Biotherapeutics, Inc. and Emergent BioSolutions Canada Inc.	8-K	001-39871	10.1	May 4, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SAB BIOTHERAPEUTICS, INC.

Date: August 6, 2026	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lucy To
Lucy To
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)