Form 10-Q
period 2026-09-30
SAB Biotherapeutics, Inc.
filed 2026-11-05
CIK 1833214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number: 001-39871

SAB BIOTHERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-3899721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 W 41st St, Suite 401 Miami Beach, Florida	33140
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 845-2813

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	SABS	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock	SABSW(1)	The Nasdaq Stock Market LLC(1)

(1) The Company’s publicly traded warrants expired in accordance with their terms on October 22, 2026. On October 22, 2026, The Nasdaq Stock Market LLC filed a Form 25 with the Securities and Exchange Commission to delist the warrants and withdraw their registration under Section 12(b) of the Exchange Act. Trading in the warrants on The Nasdaq Stock Market LLC was suspended on October 23, 2026. The withdrawal of the registration of the warrants under Section 12(b) will become effective 90 days after the filing of the Form 25, or such shorter period as the Securities and Exchange Commission may determine.

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

As of November 2, 2026, the registrant had 90,088,831 shares of common stock, $0.0001 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited).

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except par value and share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025

Assets
Current assets
Cash and cash equivalents	$14,438	$10,503
Short-term investments	89,611	86,090
Accrued interest receivable	1,504	947
Prepaid expenses and other current assets	2,185	3,513
Total current assets	107,738	101,053
Deferred issuance costs	—	150
Long-term prepaid assets	5,810	5,309
Long-term investments	101,290	46,893
Operating lease right-of-use assets	1,723	2,603
Finance lease right-of-use assets	3,431	3,496
Property, plant and equipment, net	15,652	13,306
Total assets	$235,644	$172,810
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,423	$3,146
Accrued expenses and other current liabilities	11,805	6,584
Operating lease liabilities, current portion	407	797
Finance lease liabilities, current portion	163	154
Total current liabilities	14,798	10,681
Operating lease liabilities, noncurrent	1,350	1,877
Finance lease liabilities, noncurrent	2,998	3,122
Warrant liabilities	5,577	5,635
Total liabilities	24,723	21,315
Commitments and contingencies (Note 13)
Stockholders’ equity
Series A Preferred stock; $0.0001 par value; 10,000,000 shares authorized, 28,380 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Series B Preferred stock; $0.0001 par value; 2,928,570 shares authorized, 522,629 shares issued and outstanding at September 30, 2026 and 638,558 shares issued and outstanding as of December 31, 2025	—	—
Common stock; $0.0001 par value; 800,000,000 shares authorized at September 30, 2026 and December 31, 2025; 91,192,688 and 47,664,564 shares issued at September 30, 2026 and December 31, 2025, respectively, and 91,138,023 and 47,609,899 outstanding at September 30, 2026 and December 31, 2025, respectively	9	5
Treasury stock, at cost; 54,665 shares held at September 30, 2026 and December 31, 2025	(5,521)	(5,521)
Additional paid-in capital	393,291	267,719
Accumulated other comprehensive income (loss)	(2,303)	187
Accumulated deficit	(174,555)	(110,895)
Total stockholders’ equity	210,921	151,495
Total liabilities and stockholders’ equity	$235,644	$172,810

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	18,077	8,970	47,647	23,624
General and administrative	7,822	3,709	21,627	9,559
Total operating expenses	25,899	12,679	69,274	33,183
Loss from operations	(25,899)	(12,679)	(69,274)	(33,183)
Other income (expense)
Changes in fair value of warrant liabilities	1,651	61,598	58	66,007
Interest income, net	1,608	612	4,239	554
Other income, net	340	766	1,317	1,608
Warrant issuance expense	—	(4,852)	—	(4,852)
Total other income	3,599	58,124	5,614	63,317
Net income (loss)	$(22,300)	$45,445	$(63,660)	$30,134
Other comprehensive income (loss):
Unrealized gain (loss), change in fair value of available-for-sale securities	$(1,414)	$88	$(2,631)	$87
Reclassification adjustment for gain on sale of available-for-sale securities included in net income	—	—	(47)	—
Foreign currency translation gain (loss)	41	(1)	188	120
Total comprehensive income (loss)	$(23,673)	$45,532	$(66,150)	$30,341
Income (loss) per common share attributable to the Company’s shareholders
Basic income (loss) per common share	$(0.24)	$0.50	$(0.84)	$0.73
Diluted income (loss) per common share	$(0.24)	$(0.21)	$(0.84)	$(0.33)
Weighted-average common shares outstanding – basic	93,237,708	10,660,500	75,695,490	9,750,531
Weighted-average common shares outstanding – diluted	93,237,708	77,863,263	75,695,490	30,302,890

See accompanying notes to the condensed consolidated financial statements

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(in thousands, except par value and share amounts) (Unaudited)

	Common stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2025	47,664,564	$5	638,558	$—	28,380	$—	$267,719	(54,665)	$(5,521)	$(110,895)	$187	$151,495
Stock-based compensation	—	—	—	—	—	—	5,460	—	—	—	—	5,460
Issuance of common stock under equity plan, net of shares withheld for taxes	42,100	—	—	—	—	—	108	—	—	—	—	108
Conversion of Series B Preferred Stock into common shares	6,767,900	1	(67,679)	—	—	—	(1)	—	—	—	—	—
Exercise of Enrollment Date Warrants into Series B Preferred Stock	—	—	17,000	—	—	—	2,975	—	—	—	—	2,975
Issuance of common stock and pre-funded warrants in the March 2026 Public Offering, including the underwriters' option, net of issuance costs	21,324,677	2	—	—	—	—	86,487	—	—	—	—	86,489
Net loss	—	—	—	—	—	—	—	—	—	(18,869)	—	(18,869)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	137	137
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(547)	(547)
Balance at March 31, 2026	75,799,241	$8	587,879	$—	28,380	$—	$362,748	(54,665)	$(5,521)	$(129,764)	$(223)	$227,248
Stock-based compensation	—	—	—	—	—	—	7,247	—	—	—	—	7,247
Issuance of common stock under equity plan, net of shares withheld for taxes	28,016	—	—	—	—	—	38	—	—	—	—	38
Conversion of Series B Preferred Stock into common shares	7,035,000	—	(70,350)	—	—	—	—	—	—	—	—	—
Exercise of Enrollment Date and Release Date Warrants into Series B Preferred Stock	—	—	5,100	—	—	—	981	—	—	—	—	981
Issuance of common stock under the March 2026 Public Offering Underwriters' Option, net of issuance costs	610,188	—	—	—	—	—	2,208	—	—	—	—	2,208
Issuance of common stock as consideration for professional services	75,288	—	—	—	—	—	261	—	—	—	—	261
Net loss	—	—	—	—	—	—	—	—	—	(22,491)	—	(22,491)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	10	10
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(717)	(717)
Balance at June 30, 2026	83,547,733	$8	522,629	$—	28,380	$—	$373,483	(54,665)	$(5,521)	$(152,255)	$(930)	$214,785
Stock-based compensation	—	—	—	—	—	—	7,437	—	—	—	—	7,437
Issuance of common stock under equity plan, net of shares withheld for taxes	1,655	—	—	—	—	—	(1)	—	—	—	—	(1)
Conversion of Series B Preferred Stock into common shares	7,643,300	1	(76,433)	—	—	—	(1)	—	—	—	—	—
Exercise of Enrollment Date and Release Date Warrants into Series B Preferred Stock	—	—	76,433	—	—	—	12,378	—	—	—	—	12,378
Issuance costs related to the March 2026 Public Offering	—	—	—	—	—	—	(5)	—	—	—	—	(5)
Net loss	—	—	—	—	—	—	—	—	—	(22,300)	—	(22,300)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	41	41
Unrealized loss, change in fair value of available-for-sale securities, net of reclassification adjustment	—	—	—	—	—	—	—	—	—	—	(1,414)	(1,414)
Balance at September 30, 2026	91,192,688	$9	522,629	$—	28,380	$—	$393,291	(54,665)	$(5,521)	$(174,555)	$(2,303)	$210,921

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes In Stockholders’ Equity

(in thousands, except par value and share amounts)

(Unaudited)

	Common stock		Series B Preferred Stock		Series A Preferred Stock			Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2024	9,343,533	$1	—	$—	42,019	$—	$155,794	(54,665)	$(5,521)	$(124,169)	$(135)	$25,970
Stock-based compensation	—	—	—	—	—	—	613	—	—	—	—	613
Issuance of common stock pursuant to vesting of restricted stock units	2,829	—	—	—	—	—	—	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(2)	—	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	—	—	(5,197)	—	(5,197)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	25	25
Unrealized loss, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2025	9,346,362	$1	—	$—	42,019	$—	$156,405	(54,665)	$(5,521)	$(129,366)	$(111)	$21,408
Stock-based compensation	—	—	—	—	—	—	627	—	—	—	—	627
Net loss	—	—	—	—	—	—	—	—	—	(10,114)	—	(10,114)
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	95	95
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2025	9,346,362	$1	—	$—	42,019	$—	$157,032	(54,665)	$(5,521)	$(139,480)	$(16)	$12,016
Stock-based compensation	—	—	—	—	—	—	801	—	—	—	—	801
Conversion of Series A Preferred Stock into common shares	2,052,061	—	—	—	(12,928)	—	—	—	—	—	—	—
Issuance of Series B Preferred Stock and warrants under private placement offering	—	—	—	—	—	—	—	—	—	—	—	—
Reclassification of Redeemable Preferred Stock to Permanent Equity upon Requisite Approval	—	—	1,000,000	—	—	—	16,039	—	—	—	—	16,039
Conversion of Series B Preferred Stock into common shares	36,144,200	4	(361,442)	—	—	—	(4)	—	—	—	—	—
Reclassification of PIPE Warrants to Permanent Equity following shareholder approval	—	—	—	—	—	—	90,691	—	—	—	—	90,691
Issuance of common stock pursuant to vesting of restricted stock units	6,036	—	—	—	—	—	—	—	—	—	—	—
Payment of taxes withheld on issuance of restricted stock units	—	—	—	—	—	—	(5)	—	—	—	—	(5)
Net income	—	—	—	—	—	—	—	—	—	45,445	—	45,445
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Unrealized gain, change in fair value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—	88	88
Balance at September 30, 2025	47,548,659	$5	638,558	$—	29,091	$—	$264,554	(54,665)	$(5,521)	$(94,035)	$71	$165,074

See accompanying notes to the condensed consolidated financial statements.

SAB Biotherapeutics, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(63,660)	$30,134
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,345	2,253
Amortization of finance right-of-use assets	65	65
Stock-based compensation expense	20,144	2,041
Changes in fair value of warrant liabilities	(58)	(66,007)
Gain on sale of equipment	(66)	—
Other non-cash items, net	204	(116)
Changes in operating assets and liabilities
Accrued interest receivable	(557)	(505)
Prepaid expenses and other current assets	890	1,578
Operating lease right-of-use assets and liabilities, net	28	64
Accounts payable	(1,416)	1,158
Accrued expenses and other current liabilities	4,946	1,336
Net cash used in operating activities	(37,135)	(27,999)

Cash flows from investing activities:
Proceeds from the sale of equipment	20	1
Purchases of property, plant and equipment	(3,912)	—
Purchases of investments	(159,588)	(129,991)
Proceeds from sales and maturities of investments	99,018	9,991
Net cash used in investing activities	(64,462)	(119,999)

Cash flows from financing activities:
Proceeds from the March 2026 Public Offering and Underwriters' Option, net of issuance costs	88,692	—
Proceeds from exercise of Enrollment Date and Release Date Warrants, net of fees	16,564	—
Proceeds from the 2025 PIPE, net of Series B issuance costs	—	168,730
Principal payments on financed director and officer insurance and finance leases	(114)	(382)
Proceeds from exercise of stock options and issuance of common stock, net of taxes paid related to net share settlement	144	(7)
Net cash provided by financing activities	105,286	168,341

Effect of exchange rate changes on cash and cash equivalents	246	184

Net increase in cash and cash equivalents	3,935	20,527
Cash and cash equivalents
Beginning of period	10,503	8,898
End of period	$14,438	$29,425
Supplemental cash flow information:
Cash paid for interest	$187	$178

Supplemental information on non-cash investing and finance activities:
Right-of-use asset written off due to early and partial termination of lease	$1,346	$—
Operating lease liability written off due to early and partial termination of lease	1,113	—
Right-of-use assets obtained in exchange for operating lease liabilities	775	2,422
Purchases of property, plant and equipment included in accounts payable	682	—
Reclassification of warrants from liability to equity	—	90,691
Reclassification of Redeemable Preferred Stock to Permanent Equity upon Requisite Approval	—	16,039
Offering costs and warrant exercise fees included in accrued expenses	235	—
Trade-in of property, plant and equipment	78	—

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

Liquidity

As of September 30, 2026, the Company had an accumulated deficit of $174.6 million. The Company anticipates that it will continue to generate losses for the foreseeable future and expects the losses to increase as the Company funds product development, regulatory approval efforts, clinical trials, and commercial readiness activities, and will require additional capital to support its long-term plans.

The Company has funded its operations through, among other sources, the sale of equity securities, including the March 2026 Public Offering, and the exercise of Enrollment Date and Release Date Warrants from the Series B Offering, as defined in Note 8. During the three months ended September 30, 2026, the Company received gross proceeds of $13.4 million from the exercise of Enrollment Date Warrants and Release Date Warrants, before deducting placement agent fees. During the nine months ended September 30, 2026, the Company received gross proceeds of $95.0 million from the March 2026 Public Offering, before deducting underwriting discounts and commissions and offering expenses, and gross proceeds of $17.4 million from the exercise of Enrollment Date Warrants and Release Date Warrants, before deducting placement agent fees. As of September 30, 2026, the Company had cash, cash equivalents, and short-term and long-term investments of $205.3 million.

Based on the Company’s current level of operating expenses, existing resources will be sufficient to cover operating cash needs for at least one year from the date these condensed consolidated financial statements are issued. In the future, the Company may seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements.

(2) Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying condensed consolidated financial statements is set forth below.

Basis of presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive income (loss) and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net income (loss), stockholders' equity, or net cash flows from operating, investing or financing activities.

Emerging growth company status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company will cease to be an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of the January 14, 2021 closing of the initial public offering of Big Cypress Acquisition Corp.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used. Beginning with its Annual Report on Form 10-K for the year ending December 31, 2026, the Company will no longer be eligible for the extended transition period and will be required to adopt new or revised accounting standards as of the effective dates applicable to public business entities, including any standards for which it previously applied private company effective dates. The Company does not expect the loss of emerging growth company status to have a material impact on its consolidated financial statements.

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

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in the financial statements. The Company has used significant estimates in its determination of stock-based compensation assumptions, determination of the fair value of the Private Placement Warrant and Preferred Tranche C Warrant liabilities, determination of the incremental borrowing rate (“IBR”) used in the calculation of the Company’s right-of-use-assets and lease liabilities, estimation of clinical and other accruals and the valuation allowance on deferred tax assets. Actual amounts realized may differ from these estimates.

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

Deferred Issuance Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred issuance costs until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the issuance.

The Company did not have any deferred issuance costs as of September 30, 2026. As of December 31, 2025, the Company had $0.2 million of deferred issuance costs, related to the Company’s Shelf Registration Statement. The Shelf Registration Statement is discussed further in Note 8, Stockholders’ Equity.

Short-term and long-term investments

The Company accounts for investments in accordance with ASC Topic 320, Investments - Debt and Equity Securities. Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determinations at each reporting period.

At September 30, 2026, the Company’s short-term and long-term investments consisted of U.S. treasury securities with original maturity exceeding 90 days, and investments in exchange traded mutual funds. The Company classifies these securities as current and non-current. The Company considers all of its debt securities for which there is a determinable fair market value, and there are no restrictions on the Company’s ability to sell within the next twelve months, as available-for-sale securities.

In accordance with ASC Topic 321, Investments - Equity Securities, the Company recognizes the change in fair value of its equity securities with readily determinable fair values within other income in the condensed consolidated statements of operations and comprehensive income (loss), and available-for-sale debt securities are measured at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets.

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

The Company did not recognize any credit losses on its short-term and long-term investments during the three and nine months ended September 30, 2026 and 2025.

Concentration of credit risk

The Company maintains its cash and cash equivalent balances in the form of business checking accounts and money market accounts, the balances of which, at times, may exceed federally insured limits. Although the Company currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any credit losses associated with its balances in such accounts for the three and nine months ended September 30, 2026 and 2025.

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

The Company elected not to apply the recognition requirements of ASC 842 to short-term leases, which are deemed to be leases with a lease term of twelve months or less. Instead, the Company recognizes lease payments in the condensed consolidated statements of operations and comprehensive income (loss) on a straight-line basis over the lease term and variable payments in the period in which the obligation for these payments was incurred. The Company elected this policy for all classes of underlying assets.

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

During the three and nine months ended September 30, 2026 and 2025, the Company had contracts with multiple contract research organizations (“CRO”) to complete studies as part of research grant agreements. These costs include upfront, milestone and monthly expenses as well as reimbursement for pass through costs. All research and development costs are expensed as incurred except when the Company is accounting for refundable advance payments for goods or services to be used in future research and development activities. In these cases, these payments are capitalized at the time of payment and expensed in the period the research and development activity is performed. As actual costs become known, the Company will adjust the accrual; such changes in estimate may result in material changes in the Company’s clinical study accrual, which could also materially affect reported results of operations. For the three and nine months ended September 30, 2026 and 2025, there were no material adjustments to the Company’s prior period estimates of accrued expenses for clinical trials.

Property, Plant and Equipment

The Company records property, plant, and equipment at cost less depreciation and amortization. Depreciation is calculated using straight-line methods over the estimated useful lives. Repairs and maintenance expenses are expensed as incurred.

Impairment of long-lived assets

The Company reviews the recoverability of long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If necessary, the Company compares the estimated undiscounted future net cash flows to the related asset’s carrying value to determine whether there has been an impairment. If an asset is considered impaired, the asset is written down to fair value, which is based either on discounted cash flows or appraised values in the period the impairment becomes known. The Company believes that long-lived assets are recoverable, and no impairment was deemed necessary, during the three and nine months ended September 30, 2026 and 2025.

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

The expected term of the stock options was estimated using the “simplified” method, as defined by the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment. The volatility assumption was determined using a weighted average of the Company’s historical volatility and the historical volatilities of a group of industry peer companies over a period consistent with the expected term of the options. The dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future. Therefore, the Company has assumed no dividend yield for purposes of estimating the fair value of the options.

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

The Company recognizes other income from the Australian research and development incentive when there is reasonable assurance that the income will be received, the relevant expenditure has been incurred, and the consideration can be reliably measured. Management has assessed the Company's research and development activities and expenditures to determine which are likely to be eligible under the research and development incentive regime described above. At each period end, management estimates the refundable tax offset available to the Company based on available information at the time, which is included in other income in the condensed consolidated statements of operations and comprehensive income (loss). The Company recognized $0.1 million and $0.4 million in tax credit income for the three and nine months ended September 30, 2026, respectively, and $0.4 million and $1.2 million, in tax credit income for the three and nine months ended September 30, 2025, respectively.

(3) New accounting standards

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220)”. ASU 2024-03 requires additional disclosure in the notes to financial statements of specified information about certain expenses such as purchases of inventory, employee compensation, depreciation, intangible asset amortization, and other expenses which are presented on the face of the income statement within continuing operations. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its condensed consolidated financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (”ASU 2025-06”) and is effective January 1, 2028 with early adoption permitted. ASU 2025-06 modernizes the accounting for internal use software costs and requires entities to start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or a retrospective basis. The Company is still assessing the impact of adopting this standard.

(4) Earnings per share

Since the Company reported a net loss for the three and nine months ended September 30, 2026, it was required by ASC 260 to use basic weighted-average shares outstanding when calculating diluted net loss per share for the three and nine months ended September 30, 2026, as the potential dilutive securities are anti-dilutive. For the three and nine months ended September 30, 2025, the Company reported net income, which resulted primarily from a non-cash gain on the change in fair value of the Enrollment Date Warrants and Release Date Warrants prior to their reclassification to stockholders’ equity on September 26, 2025. For those periods, undistributed earnings were allocated to participating securities under the two-class method, and diluted net loss per share reflects the assumed conversion of the Series B Preferred Stock and the assumed exercise of the Enrollment Date Warrants and, for the three months ended September 30, 2025, the Release Date Warrants.

In addition, regardless of whether the Company is in a net income or net loss position, the Company evaluates whether gains on the change in fair value of its liability-classified warrants, which consist of the Preferred Tranche C Warrants, Public Warrants, and Private Placement Warrants, are dilutive. A warrant is dilutive if the average market price of the Company's common stock for the period exceeds the warrant's exercise price, in which case the numerator would be adjusted to remove the gain and the incremental shares would be included in the denominator under the treasury stock method. For the three and nine months ended September 30, 2026, the exercise prices of these warrants exceeded the average market price of the Company's common stock, and as a result, the warrants would not have resulted in incremental shares under the treasury stock method. Accordingly, no adjustment was made to the numerator or denominator for these warrants, and they are included in the potentially dilutive securities excluded from the computation of diluted net loss per share below.

The following is a reconciliation of the numerator and denominator used to calculate basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except share and per share amounts):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Calculation of basic (loss) income per share attributable to the Company’s shareholders
Net (loss) income	$(22,300)	$45,445	$(63,660)	$30,134
Net income attributable to participating securities	—	40,107	—	23,028
Net (loss) income attributable to common stockholders	(22,300)	5,338	(63,660)	7,106
Weighted-average common shares outstanding - basic	93,237,708	10,660,500	75,695,490	9,750,531
Earnings per share - basic	$(0.24)	$0.50	$(0.84)	$0.73
Calculation of diluted (loss) income per share attributable to the Company’s shareholders
Net (loss) income	$(22,300)	$45,445	$(63,660)	$30,134
Change in fair value of warrant liabilities	—	(62,000)	—	(40,137)
Net (loss) income attributable to common stockholders - diluted	$(22,300)	$(16,555)	$(63,660)	$(10,003)

Weighted-average common shares outstanding - basic	93,237,708	10,660,500	75,695,490	9,750,531
Series B warrants and preferred stock	—	67,202,763	—	20,552,359
Weighted-average common shares outstanding – diluted	93,237,708	77,863,263	75,695,490	30,302,890
Net (loss) income per share - diluted	$(0.24)	$(0.21)	$(0.84)	$(0.33)

Included within weighted average common shares outstanding for the three and nine months ended September 30, 2026, are 2,753,246 and 1,973,834 weighted-average shares, respectively, issuable upon the exercise of the 2,753,246 pre-funded warrants issued in March 2026, as the warrants are exercisable at any time for nominal consideration, and, as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. No pre-funded warrants were outstanding during 2025.

The Company’s other potentially dilutive securities for the three and nine months ended September 30, 2026, which include stock options, restricted stock awards, common stock warrants, common stock underlying preferred stock warrants, earnout shares, and contingently issuable earnout shares have been excluded from the computation of diluted net income (loss) per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

For the three and nine months ended September 30, 2025, adjustments were made to the numerator for changes in fair value that would not have occurred assuming the exercise of in-the-money warrants to purchase Series B Preferred Stock, which were classified as liabilities until September 26, 2025. The numerator was adjusted by $62.0 million and $40.1 million for the three and nine months ended September 30, 2025, respectively, under the treasury stock method, and the denominator was adjusted for the assumed exercise of these warrants and the conversion of all outstanding shares of Series B Preferred Stock under the if-converted method.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	For The Three Months Ended September 30,
	2026	2025
Stock options and awards	40,489,704	6,767,988
Common Stock Warrants (1)	2,203,407	2,233,407
Series A Preferred Stock (2)	4,504,824	4,617,681
Preferred Stock Warrants (3)	17,002,381	17,002,381
Enrollment Date Warrants (4)	90,496,700	—
Release Date Warrants (4)	49,650,000	—
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	204,497,822	30,772,263

	For The Nine Months Ended September 30,
	2026	2025
Stock options and awards	40,489,704	6,767,988
Common Stock Warrants (1)	2,203,407	2,233,407
Series A Preferred Stock (2)	4,504,824	4,617,681
Preferred Stock Warrants (3)	17,002,381	17,002,381
Enrollment Date Warrants (4)	90,496,700	—
Release Date Warrants (4)	49,650,000	50,000,000
Contingently issuable Earnout Shares from unexercised Rollover Options	150,806	150,806
Total	204,497,822	80,772,263
(1)
Contained within common stock warrants are the 575,000 shares of common stock underlying public warrants (the “Public Warrants”), 20,860 shares of common stock underlying warrants held by assignees of Big Cypress Holdings, LLC (the “Private Placement Warrants”), 736,337 shares underlying warrants issued to the investors in the December 2022 Private Placement (the “PIPE Warrants”), 21,091 shares underlying warrants issued to the placement agent in the December 2022 Private Placement (the “PIPE Placement Agent Warrants”), and 850,119 shares underlying the Preferred PIPE Placement Agent Warrants issued to the placement agent in the September 2023 Offering. The 2025 amount also included 30,000 shares underlying the Ladenburg Warrants, which expired unexercised in March 2026. The Public Warrants and Private Placement Warrants expired on October 22, 2026. See Note 10, Warrants for further details on the Company’s outstanding warrants.
(2)
Represents 4,504,824 and 4,617,681 shares of common stock underlying 28,380 and 29,091 issued and outstanding shares of Series A-2 Preferred Stock, at September 30, 2026 and 2025, respectively. See Note 8, Stockholders’ Equity for further details on the Company’s preferred stock.
(3)
Represents 17,002,381 shares of common stock underlying 107,115 outstanding Preferred Tranche C Warrants (as defined below) at September 30, 2026 and 2025. See Note 10, Warrants for further details on the Company’s outstanding warrants.
(4)
Represents 49,650,000 and 90,496,700 shares of common stock underlying the Release Date Warrants and Enrollment Date Warrants, respectively, at September 30, 2026, and 50,000,000 shares of common stock underlying the Release Date Warrants at September 30, 2025.

(5) Property, plant and equipment

As of September 30, 2026 and December 31, 2025, the Company’s property, plant and equipment was as follows:

	September 30, 2026	December 31, 2025
Land	$576	$—
Laboratory equipment	12,454	11,340
Animal facility leasehold improvements	8,799	8,401
Animal facility equipment	1,372	1,278
Construction-in-progress	2,480	759
Leasehold improvements	7,197	7,065
Vehicles	202	202
Office furniture and equipment	2,073	1,777
Total Property, plant and equipment, gross	35,153	30,822
Less: accumulated depreciation and amortization	(19,501)	(17,516)
Property, plant and equipment, net	$15,652	$13,306

Depreciation and amortization expense was $0.8 million and $2.3 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. In June 2026, the Company purchased unimproved land and began construction of a second farm facility in South Dakota to increase manufacturing capacity and establish a redundant herd to support long-term commercial supply for SAB-142.

(6) Leases

Operating Leases

The Company has an operating lease for lab space from Sanford Health, that started in June 2014 and initially ended in June 2019, at which time the lease was extended through August 2024. This lease was renewed in January 2025 and amended in April 2026 to reduce the leased space, and has a five-year term ending on December 31, 2029.

The Company entered into a lease for office, laboratory, and warehouse space in November 2020, as amended in July 2022, and renewed in November 2023. This renewed lease has a 3-year term, with options to extend for 3 additional periods of 3 years each. The options were not included in the right of use calculation as of September 30, 2026, because it was not reasonably certain that the Company would exercise them. In October 2026, the Company exercised its option to extend this lease for an additional three-year term through November 2029.

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

The Company’s weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of September 30, 2026 and December 31, 2025 are:

	September 30, 2026		December 31, 2025
	Operating	Finance	Operating	Finance
Weighted-average remaining lease term (years)	3.58	12.17	3.62	12.92
Weighted-average discount rate (percentage)	15.32%	7.72%	9.45%	7.72%

The table below reconciles the undiscounted future minimum lease payments under non-cancelable leases with terms of more than one year to the total lease liabilities recognized on the condensed consolidated balance sheets as of September 30, 2026 (in thousands):

	Operating	Finance
2026 - remaining	$181	$100
2027	613	401
2028	627	401
2029	642	401
2030	210	401
Thereafter	—	3,180
Undiscounted future minimum lease payments	2,273	4,884
Less: Amount representing interest payments	(516)	(1,723)
Total lease liabilities	1,757	3,161
Less current portion	(407)	(163)
Noncurrent lease liabilities	$1,350	$2,998

The components of lease expense were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For The Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$246	$268	$794	$803
Operating lease - cash payments	243	264	766	740
Finance lease cost - right-of-use asset amortization	22	22	65	65
Finance lease cost - interest expense	61	64	186	195
Finance lease - cash payments	100	100	301	301

(7) Accrued Expenses and Other Current Liabilities

As of September 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Payroll and employee-related costs	$5,119	$5,036
Research and development expenses	5,066	323
Other expenses	1,620	1,225
	$11,805	$6,584

(8) Stockholders’ Equity

Authorized and Outstanding Capital Stock

The total number of shares of the Company’s authorized capital stock is 810,000,000. The total amount of authorized capital stock consists of 800,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of September 30, 2026, 91,138,023 shares of common stock, 28,380 shares of Series A Preferred Stock, and 522,629 shares of Series B Preferred Stock were outstanding.

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

There were no Series A-2 Preferred Stock conversions during the nine months ended September 30, 2026, and 13,639 shares of Series A-2 Preferred Stock were converted into 2,164,918 shares of common stock during the year ended December 31, 2025.

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

There were 95,033 Enrollment Date Warrants and 3,500 Release Date Warrants exercised for net proceeds of $15.6 million and $0.7 million, respectively, during the nine months ended September 30, 2026. There were no Enrollment Date Warrants or Release Date Warrants exercised during the year ended December 31, 2025.

For additional information regarding the Company’s outstanding warrants, refer to Note 10, Warrants.

March 2026 Public Offering

On March 17, 2026, the Company entered into an underwriting agreement (the “March 2026 Public Offering”), pursuant to which the Company issued and sold 19,324,677 shares of common stock (the “Firm Shares”), at a public offering price of $3.85 per share, and pre-funded warrants to purchase up to 2,753,246 shares of common stock (the “Pre-Funded Warrants”), at a public offering price of $3.8499 per Pre-Funded Warrant (the Firm Shares price less the $0.0001 per share exercise price of each Pre-Funded Warrant). The sale of the Firm Shares and Pre-Funded Warrants closed on March 19, 2026, resulting in gross proceeds of approximately $85.0 million and net proceeds of approximately $79.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Company also granted the underwriters a 30-day option to purchase up to an additional 3,311,688 shares of common stock at the public offering price, less underwriting discounts and commissions (the “Optional Shares”). As of March 31, 2026, the underwriters partially exercised their option and purchased an additional 2,000,000 shares of common stock at the public offering price of $3.85 per share, less underwriting discounts and commissions, resulting in additional net proceeds of $7.2 million. In April 2026, the underwriters partially exercised their option and purchased an additional 610,188 shares of common stock at the public offering price of $3.85 per share, less underwriting discounts and commissions, resulting in additional net proceeds of $2.2 million. The remaining Optional Shares of 701,500 expired without exercise in April 2026.

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

Earnout Shares

On October 22, 2021 (the “Closing Date”), the Company consummated the business combination (the “Business Combination”) contemplated by the agreement and plan of merger, dated as of June 21, 2021, as amended on August 12, 2021, among Big Cypress Acquisition Corp., a Delaware corporation (“BCYP”), Big Cypress Merger Sub Inc. (“Merger Sub”), the Company, and Shareholder Representative Services LLC (the “Business Combination Agreement”). Upon closing of the Business Combination, Merger Sub merged with SAB Biotherapeutics, with SAB Biotherapeutics as the surviving company of the merger. Upon closing of the Business Combination, BCYP changed its name to “SAB Biotherapeutics, Inc.”

The Business Combination Agreement included an earnout provision under which SAB Biotherapeutics’ pre-closing securityholders (including vested option holders) had the contingent right to receive up to an aggregate of 1,200,000 additional shares (the “Earnout Shares”), released in four equal 25% increments if, at any time during the five years following the Closing Date, the volume weighted average price (“VWAP”) of the Company’s common stock equaled or exceeded, $150.00, $200.00, $250.00, and $300.00, respectively, for any 20 trading days within a period of 30 consecutive trading days (or upon a qualifying change in control at a per share price exceeding the applicable threshold). Of the 1,200,000 Earnout Shares, 150,806 were contingently issuable and 1,049,194 were legally issued and outstanding as of September 30, 2026, subject to return to the Company if the applicable VWAP thresholds were not met within the five-year period. The five-year earnout period ended on October 22, 2026 without any of the VWAP thresholds or a qualifying change in control having been achieved. As a result, the 150,806 contingently issuable Earnout Shares were not issued, and the 1,049,194 Earnout Shares held in escrow were released to the Company as treasury shares. The forfeiture had no impact on the Company’s condensed consolidated statement of operations and comprehensive income (loss).

The Earnout Shares are indexed to the Company’s equity and meet the criteria for equity classification. On the Closing Date, the fair value of the 1,200,000 Earnout Shares was $101.3 million, recorded as a stock dividend reducing additional paid-in capital, offset by the increase in additional paid-in capital associated with the Business Combination.

Shelf Registration Statement

On December 29, 2025, the Company filed a Registration Statement on Form S-3 (Registration No. 333-292482) (the “Shelf Registration Statement”), declared effective on January 7, 2026 by the SEC, which includes a base prospectus that allows the Company to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $300.0 million. The Shelf Registration Statement is intended to preserve the Company’s flexibility to raise capital from time to time, if and when needed.

(9) Stock Option Plans

2014 Equity Incentive Plan

In 2014, the Company approved a stock option grant plan (the “2014 Equity Incentive Plan”) for employees, directors, and non-employee consultants, which provides for the issuance of options to purchase common stock. The Company no longer grants new awards under the 2014 Equity Incentive Plan, and outstanding awards remain subject to its terms, which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, there were 535,204 shares available for grant and 193,446 shares underlying outstanding grants.

2021 Equity Incentive Plan

In 2021, the Company approved the 2021 Omnibus Equity Incentive Plan (as amended, the “2021 Equity Incentive Plan”). The 2021 Equity Incentive Plan provides for grants of stock options, restricted stock units and other stock-based awards to employees, directors, and non-employee consultants. The 2021 Equity Incentive Plan includes an annual evergreen provision that increases the shares reserved for issuance at the beginning of each calendar year, subject to a cap, and has been amended to increase the shares available for grant, most recently by stockholder approval at the 2024 Annual Meeting and the 2025 Special Meeting. The terms of the 2021 Equity Incentive Plan and these amendments are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of September 30, 2026, 47,592,575 shares of common stock were reserved for issuance under the 2021 Equity Incentive Plan, with 7,296,317 shares available for grant and 40,296,258 shares underlying outstanding grants.

Employee Stock Purchase Plan

The Company offers an Employee Stock Purchase Plan (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount of up to 15% from the lower of the fair market value at the beginning or end of the offering period. Under ASC 718, the ESPP is classified as compensatory, and stock-based compensation expense is recognized for the fair value of the discount and any embedded option features. No shares were issued under the ESPP during the three and nine months ended September 30, 2026 and 2025, and no stock-based compensation expense was recognized. As of September 30, 2026, 100,000 shares remained available for future issuance.

Stock Options

Stock option activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2026, was as follows (in thousands, except share and per share amounts):

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (periods)	Aggregate Intrinsic Value
Outstanding options, December 31, 2025	20,887,772	$2.93	9.48	$26,070
Granted	20,264,700	$4.37
Forfeited	(584,797)	$3.56
Exercised	(64,083)	$2.42
Expired	(17,867)	$8.51
Outstanding options, September 30, 2026	40,485,725	$3.64	9.06	$16,301
Options vested and exercisable, September 30, 2026	6,240,545	$3.91	8.37	$4,553

Total unrecognized compensation cost related to non-vested stock options as of September 30, 2026, was approximately $87.4 million and is expected to be recognized within future operating results over a weighted-average period of 3.09 years.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2026, was $3.10 and $3.56 per share, respectively. During the three and nine months ended September 30, 2026, 4,571,199 and 4,866,998 options vested with a fair value totaling $8.7 million and $9.7 million, respectively.

The weighted average grant date fair value of options granted during the three and nine months ended September 30, 2025, was $1.92 and $1.92 per share, respectively. During the three and nine months ended September 30, 2025, 420,825 and 819,701 options vested with a fair value totaling $1.1 million and $2.7 million, respectively.

The estimated fair value of stock options granted to employees and consultants during the three and nine months ended September 30, 2026 and 2025, was calculated using the Black-Scholes option-pricing model using the following assumptions:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Expected volatility	100.7%	124.2 - 124.4%	90.7 - 102.0%	118.6 - 124.4%
Weighted-average volatility	100.7%	124.4%	101.6%	124.4%
Expected dividends	—%	—%	—%	—%
Expected term (in periods)	6.08	6.08	6.00 - 6.08	5.73 - 6.08
Risk-free rate	4.42%	3.87 - 3.94%	3.81 - 4.42%	3.87 - 3.97%

Restricted Stock Units

Stock award activity for employees and non-employees under the Equity Compensation Plans for the nine months ended September 30, 2026, was as follows:

	Number of shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2025	14,639	$8.93
Vested	(10,660)	$10.27
Unvested as of September 30, 2026	3,979	$5.35

At September 30, 2026, the unrecognized equity-based compensation related to restricted stock units (“RSUs”) outstanding was de minimis. During the nine months ended September 30, 2026, a total of 10,660 RSUs vested and issued. The unrecognized expense for restricted stock units is expected to be recognized within future operating results over a weighted average period of 0.42 years.

Stock-based compensation expense

Stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$3,864	$490	$10,493	$1,170
General and administrative	3,573	311	9,651	871
Total	$7,437	$801	$20,144	$2,041

(10) Warrants

Liability Classified Warrants

Public Warrants

The Public Warrants were issued on October 22, 2021. Each whole Public Warrant entitled the holder to purchase one share of the Company's common stock at a price of $115.00 per share, subject to adjustment. The Company could redeem the Public Warrants in whole and not in part, at $0.01 per Public Warrant, upon not less than 30 days’ prior written notice of redemption, if the last sale price of the common stock equaled or exceeded $180.00 per share for any 20 trading days within a 30-trading-day period, in which case the Company could require holders to exercise on a cashless basis. The Public Warrants remained outstanding as of September 30, 2026 and expired unexercised on October 22, 2026 (the fifth anniversary of the Business Combination). The Public Warrants have no further value and are no longer exercisable.

Private Placement Warrants

The Private Placement Warrants were issued on October 22, 2021, were exercisable on a cashless basis and were non-redeemable as long as they were held by the initial purchasers or their permitted transferees. If the Private Placement Warrants were transferred to other holders, they became redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants. The Private Placement Warrants remained outstanding as of September 30, 2026 and expired unexercised on October 22, 2026 (the fifth anniversary of the Business Combination). The Private Placement Warrants have no further value and are no longer exercisable.

September 2023 Purchase Agreement Warrants

The Preferred Tranche C Warrants were issued in connection with the Company’s September 2023 Purchase Agreement of Series A-1 Convertible Preferred Stock, in which the Company also issued Preferred Tranche A Warrants, Preferred Tranche B Warrants and Preferred Tranche C Warrants. The Preferred Tranche A Warrants were exercised or forfeited and the associated Preferred Tranche B Warrants were forfeited in 2023, leaving the Preferred Tranche C Warrants as the only tranche outstanding as of September 30, 2026. The Preferred Tranche C Warrants expire on November 23, 2028, unless exercised or redeemed. Once expired, the Preferred Tranche C Warrants will have no further value and will no longer be exercisable.

As of September 30, 2026, the Company had 107,115 Preferred Tranche C Warrants outstanding to purchase shares of Series A-3 Preferred Stock having an aggregate exercise price of approximately $107.1 million.

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

2023 Ladenburg Agreement Warrants

On March 21, 2023, the Company entered into a settlement agreement with Ladenburg Thalmann & Co. Inc. (“Ladenburg”) pursuant to which the Company issued warrants to purchase up to 30,000 shares of common stock (the “Ladenburg Warrants”), exercisable for three years from the date of issuance at $5.424 per share. The Ladenburg Warrants expired unexercised as of March 31, 2026.

Preferred PIPE Placement Agent Warrant

On November 21, 2023, the Company issued to Chardan Capital Markets LLC, the placement agent for the September 2023 Offering, a warrant to purchase 850,119 shares of the Company’s common stock (the “Preferred PIPE Placement Agent Warrants”). The Preferred PIPE Placement Agent Warrants have an exercise price equal to $6.30 per share (subject to adjustment for stock dividends and splits) and are exercisable in whole or in part, at any time or times on or after the issuance date and on or before October 2, 2028.

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

The following table summarizes warrant activity for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Outstanding December 31, 2025	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding September 30, 2026
Common Stock Warrants
Equity Classified
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	(30,000)	—
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Pre-Funded Warrants	—	2,753,246	—	—	2,753,246
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	1,500,000	—	(98,533)	—	1,401,467
Liability Classified
Preferred Tranche C Warrants	107,115	—	—	—	107,115

	Outstanding December 31, 2024	Warrants Issued	Warrants Exercised	Warrants Forfeited	Outstanding December 31, 2025
Common Stock Warrants
Equity Classified
PIPE Warrants	736,337	—	—	—	736,337
PIPE Placement Agent Warrants	21,091	—	—	—	21,091
Ladenburg Warrants	30,000	—	—	—	30,000
Preferred PIPE Placement Agent Warrants	850,119	—	—	—	850,119
Liability Classified
Business Combination Public Warrants	575,000	—	—	—	575,000
Private Placement Warrants	20,860	—	—	—	20,860
Preferred Stock Warrants
Equity Classified
Preferred PIPE Series B Warrants	—	1,500,000	—	—	1,500,000
Liability Classified
Preferred Tranche B Warrants (1)	42,846	—	—	(42,846)	—
Preferred Tranche C Warrants	107,115	—	—	—	107,115
(1)
On January 1, 2025, 42,846 Preferred Tranche B Warrants expired, unexercised. The valuation as of December 31, 2024, was based on a risk-free interest rate of 3.93%, an expected remaining term of 0.23 periods, implied volatility of 75%, and an underlying stock price of $309.37.

Presentation and Valuation of the Warrants

Public Warrants and Private Placement Warrants

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and were presented within warrant liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Changes in fair value are recognized within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

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

The key inputs into the valuations as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Risk-free interest rate	4.86%	3.83%
Expected term remaining (periods)	0.06	0.81
Implied volatility	684.4%	200.4%
Closing common stock price on the measurement date	$3.17	$3.74

Series A Preferred Warrants

The Series A Preferred Warrants are accounted for as liabilities in accordance with ASC 480 and 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and are presented within warrant liabilities on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. Derivative-liability classification is required because, upon a fundamental transaction, the Company would be obligated to repurchase all outstanding Series A Preferred Warrants for cash equal to the Black-Scholes value of the unexercised portion of each warrant. Changes in fair value are recognized within changes in fair value of warrant liabilities in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025.

The Series A Preferred Warrants were classified as Level 3 fair value measurements, due to the use of unobservable inputs. See Note 11, Fair Value Measurements, for changes in fair value of the Preferred Warrants.

The key inputs utilized in determining the fair value of each Preferred Tranche C Warrant as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Risk-free interest rate (1)	4.90%	3.54%
Expected term remaining (periods) (1)	2.16	2.91
Implied volatility	104.4%	105.0%
Underlying Stock Price (Preferred Series A)	$258.47	$304.95
(1)
Reflects a probability-weighted input derived from multiple Black-Scholes calculations. These calculations incorporate the Company’s estimated probability of survival, assuming SABS’ intellectual property yields positive results in forthcoming clinical trials, allowing the Company to continue as a going concern rather than face dissolution before 2028. The probability of survival was 70.0% and 40.0% as of September 30, 2026 and December 31, 2025, respectively.

(11) Fair Value Measurements

The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value (in thousands):

	As of September 30, 2026
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$12,393	$12,393	$—	$—
Short-term investments
Mutual funds	15,374	15,374	—	—
U.S. treasury securities	74,237	74,237	—	—
Long-term investments
U.S. treasury securities	101,290	101,290	—	—
Liabilities:
Public Warrant liability	$81	$81	$—	$—
Private Placement Warrant liability	3	—	—	3
Tranche C Preferred Warrants	5,493	—	—	5,493

	As of December 31, 2025
	Total	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash equivalents
Money market funds	$9,128	$9,128	$—	$—
Short-term investments
Mutual funds	59,130	59,130	—	—
U.S. treasury securities	24,027	24,027	—	—
Corporate Bonds	2,933	—	2,933	—
Long-term investments
U.S. treasury securities	42,784	42,784	—	—
Corporate Bonds	4,109	—	4,109	—
Liabilities:
Public Warrant liability	$179	$179	$—	$—
Private Placement Warrant liability	7	—	—	7
Tranche C Preferred Warrants	5,449	—	—	5,449

The following table provides a summary of the changes in Level 3 fair value measurements for the Private Placement Warrant liability:

Balance, December 31, 2025	$7
Change in fair value of Private Placement Warrant liability	(1)
Balance, March 31, 2026	$6
Change in fair value of Private Placement Warrant liability	(3)
Balance, June 30, 2026	$3
Change in fair value of Private Placement Warrant liability	—
Balance, September 30, 2026	3

The following table provides a summary of the changes in Level 3 fair value measurements for the Preferred Warrant liabilities:

Balance, December 31, 2025	$5,449
Change in fair value of the Preferred Warrant liabilities	513
Balance, March 31, 2026	$5,962
Change in fair value of the Preferred Warrant liabilities	1,190
Balance, June 30, 2026	$7,152
Change in fair value of the Preferred Warrant liabilities	(1,659)
Balance, September 30, 2026	$5,493

As of September 30, 2026 and December 31, 2025, the Company did not have any other assets or liabilities that are recorded at fair value on a recurring basis.

The Company believes that the carrying amounts of its cash and cash equivalents, accrued interest receivable, accounts payable, accrued expenses and other current liabilities approximate their fair values due to their near-term maturities.

(12) Investments

Available-For-Sale Debt Securities

At September 30, 2026, the fair value and amortized cost of the Company’s available-for-sale debt securities, summarized by type of security, consisted of the following (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term:
U.S. treasury securities	$74,479	$—	$(242)	$74,237

Long-term:
U.S. treasury securities	$103,540	$—	$(2,250)	$101,290

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

The amortized cost and estimated fair value by maturity or next repricing date of investment securities at September 30, 2026 are shown in the following table. Fixed rate securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments or call options. Accordingly, actual maturities may differ from contractual maturities.

	As of September 30, 2026
(in thousands)	Amortized Cost	Fair Value
Within one year or less	$74,479	$74,237
One through five years	103,540	101,290
Total	$178,019	$175,527

The following table shows gross unrealized losses and fair values of available-for-sale securities for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous loss position as of September 30, 2026 (in thousands, except for number of securities):

	Unrealized losses less than 12 months			Unrealized losses 12 months or greater			Total
	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss	Number of Individual Securities	Fair Value	Unrealized Loss
Available-for-sale securities:
U.S. treasury securities	128	$175,405	$2,492	—	$—	$—	128	$175,405	$2,492
Total	128	$175,405	$2,492	—	$—	$—	128	$175,405	$2,492

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

The unrealized losses on the Company’s available-for-sale debt securities as of September 30, 2026 and December 31, 2025 were caused by fluctuations in market value and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of September 30, 2026 and December 31, 2025 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery.

Gross realized gains and losses on the sale of short-term and long-term investments are included in other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The following table summarizes the Company’s gross realized gains and losses on the sale of available-for-sale debt securities:

	For The Nine Months Ended September 30,
(in thousands)	2026	2025
Gross realized gains	$50	$—
Gross realized losses	(3)	—
Net realized gains	$47	$—

Accrued interest receivable related to the above investment securities was $1.5 million and $0.9 million at September 30, 2026 and December 31, 2025, respectively, and is included within accrued interest receivable on the condensed consolidated balance sheets.

Equity Securities

The Company holds investments in mutual funds that are classified as equity securities, primarily representing diversified portfolios of publicly traded equity instruments managed by third-party investment advisors. As of September 30, 2026 and December 31, 2025, the Company had $15.4 million and $59.1 million, respectively, of equity securities included within short-term investments on the condensed consolidated balance sheets. The following is a summary of unrealized and realized gains (losses) recognized on equity securities included in other income (expense) in the condensed consolidated statements of operations and comprehensive income (loss).

	Three Months Ended September 30,		For The Nine Months Ended September 30,
	2026	2025	2026	2025
Net gains (losses) recognized during the period	$(29)	$63	$(8)	$13
Less: Realized net gains (losses) recognized on equity securities sold	(29)	63	(20)	38
Unrealized net gains (losses) recognized on equity securities held	$—	$—	$12	$(25)

(13) Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become subject to legal proceedings and claims arising in the ordinary course of business. The Company accrues a liability for such matters when a loss is probable and reasonably estimable. As of September 30, 2026, the Company was not a party to any material legal proceedings and, to its knowledge, none were threatened.

Contractual Obligations with Vendors

The Company enters into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations and other vendors for clinical trial, manufacturing and other services. These contracts are generally cancelable upon notice at the Company’s option and do not include significant cancellation penalties. Payments due upon cancellation consist of payments for services performed or expenses incurred, including non-cancelable obligations of the service providers, through the date of cancellation.

Manufacturing Service Agreement

In April 2026, the Company entered into a Master Manufacturing Services Agreement (the “MSA”) with Emergent BioSolutions Canada Inc. (“Emergent”) for the clinical and commercial manufacturing of SAB-142 (the “Product”). The MSA runs for five years from FDA approval of the Product and includes a minimum aggregate spend of $36.0 million following approval. Because FDA approval has not occurred, the Company has not recognized any liability related to the minimum spend commitment as of September 30, 2026.

Breakthrough T1D Grant and PRISE-hATG Study

In July 2026, the Company agreed to co-fund the investigator-led Phase 3 PRISE-hATG study of SAB-142, which is supported by a grant from Breakthrough T1D. The Company paid its funding commitment of $1.4 million. The Company has also agreed to make contingent payments to Breakthrough T1D of up to five times the grant amount (subject to a cap on the grant amount of $3.9 million) upon the occurrence of certain events, including regulatory approval of SAB-142. As of September 30, 2026, the Company has not recorded a liability for these contingent payments because the underlying events are not considered probable.

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

The following table is representative of the significant expense categories regularly provided to the CODM when managing the Company's single reporting segment. A reconciliation to condensed consolidated operating expenses as our single segment operating loss for the three and nine months ended September 30, 2026 and 2025, is included in the table below (in thousands):

	For The Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct research and development expenses
Research and development salaries and benefits	$4,400	$2,834	$12,574	$8,687
Clinical trial expense	6,272	3,402	14,601	7,245
Lab supplies and animal care	959	754	2,569	1,198
Lab services, consulting, and other direct research costs	1,085	209	2,965	1,585
Total direct research and development expenses	12,716	7,199	32,709	18,715
Indirect research and development expenses	1,497	1,281	4,445	3,739
Share-based compensation (research and development)	3,864	490	10,493	1,170
Total research and development expense	18,077	8,970	47,647	23,624
General and administrative expense
Administrative payroll	1,715	1,285	5,249	3,932
Professional fees and travel	889	1,171	2,455	1,810
Insurance, office expense, and other administrative expenses	1,645	942	4,272	2,946
Share-based compensation (general and administrative)	3,573	311	9,651	871
Total general and administrative expenses	7,822	3,709	21,627	9,559
Total operating expense	$25,899	$12,679	$69,274	$33,183

The measure of segment assets is reported on the condensed consolidated balance sheets as cash and cash equivalents and short-term and long-term investments.

Long-lived assets are reported on the condensed consolidated balance sheets as property, plant and equipment, net of accumulated depreciation and these assets are held in the U.S.

(15) Subsequent Events

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements. On October 22, 2026, the five-year earnout period under the Business Combination Agreement ended and the 1,049,194 Earnout Shares held in escrow were returned to the Company as treasury shares (see Note 8, Stockholders’ Equity). Also on October 22, 2026, the 575,000 Public Warrants and 20,860 Private Placement Warrants expired unexercised in accordance with their terms (see Note 10, Warrants). On October 22, 2026, The Nasdaq Stock Market LLC filed a Form 25 with the SEC to delist the Public Warrants, and the delisting became effective on October 23, 2026. The withdrawal of the registration of the Public Warrants under Section 12(b) of the Exchange Act will become effective 90 days after the filing of the Form 25. Other than as disclosed above and elsewhere in these notes to the condensed consolidated financial statements, the Company has not identified any subsequent events requiring recognition or disclosure in these condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact, included in this Form 10-Q, including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “plan,” “may,” “will,” “could,” “should,” “would,” “potential,” “continue” and variations and similar words and expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve known and unknown risks, relate to future events or future performance, and reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. In addition, historic results, including results from preclinical studies and clinical trials of SAB-142 and other product candidates, do not guarantee that future research or trials will suggest the same conclusions, nor that historic results referred to herein will be interpreted in the same manner due to future preclinical and clinical trial results or otherwise. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections entitled “Risk Factors” in this Quarterly Report, our most recent Annual Report on Form 10-K, subsequent Quarterly Reports on Form 10-Q, and other periodic reports filed with the Securities and Exchange Commission (the “SEC”) and available at https://www.sec.gov/. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as expressly required by applicable law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

SAB-142: Our Lead Product Candidate

Our wholly owned lead product candidate, SAB-142, is a potentially disease-modifying, redosable immunotherapy in clinical development for the treatment of autoimmune type 1 diabetes (T1D). SAB-142 is a multi-specific, fully human anti-thymocyte globulin (hATG) with a mechanism of action analogous to that of rabbit ATG (rATG). rATG has demonstrated in multiple clinical trials the ability to slow disease progression in patients with new- or recent-onset of Stage 3 T1D. SAB-142, like rATG, directly targets multiple immune cells involved in destroying pancreatic beta cells, including modulation of “bad acting” T-lymphocytes. By stopping immune cells from attacking beta cells, this treatment has the potential to preserve insulin-producing beta cells. The mechanism of action of SAB-142 has been clinically validated in numerous clinical trials with a rabbit anti-thymocyte globulin (rATG). In addition, data from more than 800 human subjects have been treated with antibodies produced by our platform, including in the Phase 1 study of SAB-142, and we have seen no serum sickness rate and no incidence of neutralizing anti-drug antibodies (ADA). We expect this finding to continue through the clinical development of SAB-142.

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

SAB-142 is being evaluated in two clinical trials: the registrational Phase 2b SAFEGUARD study in people newly diagnosed with Stage 3 T1D and the investigator-led Phase 3 PRISE-hATG study in people up to two years from a Stage 3 T1D diagnosis. We received an Investigational New Drug (IND) clearance from the FDA in May 2024 and announced positive topline data from our Phase 1 clinical trial of SAB-142 in January 2025 and December 2025. We initiated SAFEGUARD in Q3 2025 and dosed the first patient in December 2025 with enrollment ongoing across multiple clinical trial sites in U.S., Australia, New Zealand, U.K. and European Union. SAFEGUARD Part A, a dose-ranging study in adult patients, completed enrollment in Q1 2026. SAFEGUARD Part B, a randomized double-blind, placebo-controlled, dose-ranging study, is actively enrolling. Upon Part A and B completion, all patients, including the placebo-control group, with residual beta cell function at 12 months are eligible for the 12-month long-term efficacy and safety extension study (Part C).

PRISE-hATG is a randomized, double-blind, placebo-controlled study designed to assess SAB-142 in patients with Stage 3 T1D up to two years from diagnosis with residual beta cell function, extending evaluation beyond the newly diagnosed population studied in SAFEGUARD. The investigator-led study is supported by a grant from Breakthrough T1D awarded in July 2026 and is co-funded by us. There are seven clinical sites planned in U.S., Europe and U.K. If successful, PRISE-hATG could support a potential future label expansion of SAB-142 to patients with Stage 3 T1D with onset up to two years from diagnosis.

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

Key Developments

In September 2026, the SAFEGUARD Study Data Monitoring Committee (DMC) approved the second and final stepdown, expanding enrollment to pediatric patients ages 5-11. Additionally, the adult and adolescent cohorts in SAFEGUARD are now fully enrolled and closed for screening.

In October 2026, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to SAB-142 for treatment of new-onset Stage 3 T1D. Fast Track designation is intended to facilitate the development and expedite the review of therapies for serious conditions where there is an unmet medical need and to help bring important new treatments to patients earlier. Fast Track designation does not change the standards for approval and does not ensure that SAB-142 will be approved or that the development, review or approval process will be faster than conventional FDA procedures, and the FDA may withdraw the designation.

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

Other Income (Expense), Net

Other income primarily consists of income associated with the refundable portion of Australian research and development tax credits, dividend income from non-interest bearing short-term investments, realized gains and losses on equity securities and investment fees.

Interest Income, Net

Interest income, net consists of interest earned on our investments in debt securities, cash, and cash equivalents and interest expense associated with our financing lease arrangements.

Warrant Issuance Expense

Warrant issuance expense consists of offering costs allocated to warrants that are classified as liabilities at issuance, which are expensed as incurred. Warrant issuance expense for the prior-year period is related to the warrants issued in the Series B Offering.

Results of Operations

The following tables set forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$18,077	$8,970	$9,107	101.5%
General and administrative	7,822	3,709	4,113	110.9%
Total operating expenses	25,899	12,679	13,220	104.3%
Loss from operations	(25,899)	(12,679)	(13,220)	104.3%
Other income (expense)
Changes in fair value of warrant liabilities	1,651	61,598	(59,947)	(97.3)%
Interest income, net	1,608	612	996	162.7%
Other income, net	340	766	(426)	(55.6)%
Warrant issuance expense	—	(4,852)	4,852	(100.0)%
Total other income	3,599	58,124	(54,525)	(93.8)%
Net income (loss)	$(22,300)	$45,445	(67,745)	(149.1)%

Research and Development Expenses

The following table represents our research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	% Change
Salaries & benefits	$8,264	$3,324	$4,940	148.6%
Laboratory supplies	703	413	290	70.2%
Animal care	256	340	(84)	(24.7)%
Clinical trial expense	6,272	3,402	2,870	84.4%
Outside laboratory services	795	123	672	546.3%
Project consulting	191	56	135	241.1%
Facility expense	1,230	1,184	46	3.9%
Other expenses	366	128	238	185.9%
Total research and development expenses	$18,077	$8,970	9,107	101.5%

Research and development expenses increased by $9.1 million, or 101.5%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increased clinical trial costs and related headcount to support the advancement of SAB-142 into our Registrational Phase 2b SAFEGUARD study.

General and Administrative

General and administrative expenses increased by $4.1 million or 110.9%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to increased headcount costs, including related non-cash stock-based compensation.

Changes in Fair Value of Warrant Liabilities

Changes in fair value of warrant liabilities decreased by $59.9 million, or 97.3%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to the $62.0 million gain recognized in the prior-year period on the Release Date Warrants and Enrollment Date Warrants issued in connection with the Series B Offering. These warrants were remeasured through September 26, 2025, when they were reclassified to stockholders’ equity following stockholder approval, and are no longer remeasured. This decrease was partially offset by a gain on the change in fair value of our Preferred Tranche C Warrants.

Interest Income, Net

Interest income increased by $1.0 million, or 162.7%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily due to higher average short-term and long-term investment balances as a result of the March 2026 Public Offering and Release Date and Enrollment Date Warrant exercises.

Other Income, Net

Other income decreased by $0.4 million, or 55.6%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily driven by a decrease in the Australian research and development tax credit.

Warrant Issuance Expense

Warrant issuance expense decreased by $4.9 million, or 100.0%, in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, due to issuance costs allocated to the liability classified Enrollment Date Warrants and Release Date Warrants issued in connection with the Series B Offering, which were expensed as incurred.

The following tables set forth our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Operating expenses
Research and development	$47,647	$23,624	$24,023	101.7%
General and administrative	21,627	9,559	12,068	126.2%
Total operating expenses	69,274	33,183	36,091	108.8%
Loss from operations	(69,274)	(33,183)	(36,091)	108.8%
Other income (expense)
Changes in fair value of warrant liabilities	58	66,007	(65,949)	(99.9)%
Interest income, net	4,239	554	3,685	665.2%
Other income, net	1,317	1,608	(291)	(18.1)%
Warrant issuance expense	—	(4,852)	4,852	(100.0)%
Total other income	5,614	63,317	(57,703)	(91.1)%
Net income (loss)	$(63,660)	$30,134	(93,794)	(311.3)%

Research and Development Expenses

The following table represents our research and development expenses for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Salaries & benefits	$23,067	$9,857	$13,210	134.0%
Laboratory supplies	1,730	726	1,004	138.3%
Animal care	838	472	366	77.5%
Clinical trial expense	14,601	7,245	7,356	101.5%
Outside laboratory services	2,125	1,044	1,081	103.5%
Project consulting	617	446	171	38.3%
Facility expense	3,794	3,540	254	7.2%
Other expenses	875	294	581	197.6%
Total research and development expenses	$47,647	$23,624	24,023	101.7%

Research and development expenses increased by $24.0 million, or 101.7%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased clinical trial costs and related headcount to support the advancement of SAB-142 into our Registrational Phase 2b SAFEGUARD study.

General and Administrative

General and administrative expenses increased by $12.1 million, or 126.2%, in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased headcount costs, including related non-cash stock-based compensation.

Changes in Fair Value of Warrant Liabilities

Changes in fair value of warrant liabilities decreased by $65.9 million, or 99.9%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to the $62.0 million gain recognized in the prior-year period on the Release Date Warrants and Enrollment Date Warrants issued in connection with the Series B Offering. These warrants were remeasured through September 26, 2025, when they were reclassified to stockholders’ equity following stockholder approval, and are no longer remeasured. This decrease was partially offset by a gain on the change in fair value of our Public Warrants and Private Placement Warrants.

Interest Income, Net

Interest income increased by $3.7 million, or 665.2%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to higher average short-term and long-term investment balances as a result of the March 2026 Public Offering and Release Date and Enrollment Date Warrant exercises.

Other Income, Net

Other income decreased by $0.3 million, or 18.1%, in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily driven by a decrease in the Australian research and development tax credit.

Warrant Issuance Expense

Warrant issuance expense decreased by $4.9 million, or 100.0%, in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, due to issuance costs allocated to the liability classified Enrollment Date Warrants and Release Date Warrants issued in connection with the Series B Offering, which were expensed as incurred.

Liquidity and Capital Resources

As of September 30, 2026, we had an accumulated deficit of $174.6 million. We expect to continue to incur operating losses for the foreseeable future as we fund product development, regulatory approval efforts, clinical trials, and commercial readiness activities, and we will require additional capital to support our long-term plans.

In July 2025, we completed the Series B Offering, generating approximately $175.0 million in gross proceeds before fees and expenses through the sale of Series B Preferred Stock (convertible into common stock following stockholder approval) together with the Release Date Warrants and Enrollment Date Warrants. During the three and nine months ended September 30, 2026, we received gross proceeds before placement agent fees of $13.4 million and $17.4 million, respectively from the exercise of Release Date Warrants and Enrollment Date Warrants.

In March 2026, we completed the March 2026 Public Offering, generating aggregate gross proceeds of approximately $95.0 million before underwriting discounts, commissions, and offering expenses. The net proceeds are intended to fund the Phase 2b SAFEGUARD study of SAB-142 and for general corporate purposes.

See Note 8, Stockholders’ Equity, in our condensed consolidated financial statements for more information about the Series B Offering and March 2026 Public Offering.

Based on our current level of operating expenses, existing resources will be sufficient to cover operating cash needs for at least one year from the date the condensed consolidated financial statements included in this Quarterly Report are issued. In the future, we may seek additional funding through a combination of equity or debt financings, or other third-party financing, collaborative or other funding arrangements.

Shelf Registration Statement

On December 29, 2025, we filed a Registration Statement on Form S-3 (Registration No. 333-292482) (the “Shelf Registration Statement”), declared effective on January 7, 2026 by the SEC, which includes a base prospectus that allows us to offer and sell, from time to time, in one or more offerings, common stock, preferred stock, debt securities, warrants, rights or units up to an aggregate public offering price of $300.0 million. The Shelf Registration Statement is intended to preserve our flexibility to raise capital from time to time, if and when needed.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(37,135)	$(27,999)
Net cash used in investing activities	(64,462)	(119,999)
Net cash provided by financing activities	105,286	168,341
Effect of exchange rate changes on cash and cash equivalents	246	184
Net increase in cash and cash equivalents	$3,935	$20,527

Operating Activities

Net cash used in operating activities increased by $9.1 million in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase was primarily driven by higher operating expenses, including increased clinical trial expenses and related headcount as we continue to advance the development of our lead product candidate, SAB-142.

Investing Activities

Net cash used in investing activities decreased by $55.5 million in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to increased proceeds from sales and maturities of investments, partially offset by an increase in purchases of short-term investments.

Financing Activities

Net cash provided by financing activities decreased by $63.1 million in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily due to proceeds from the July 2025 offering in the prior-year period, partially offset by the March 2026 Public Offering and exercise of Enrollment Date Warrants and Release Date Warrants.

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with contract research organizations (“CROs”), contract manufacturing organizations and other vendors for clinical trial, manufacturing and other services. These contracts are generally cancelable upon notice and do not include significant cancellation penalties. Payments due upon cancellation consist of payments for services performed or expenses incurred, including non-cancelable obligations of the service providers, through the date of cancellation.

In April 2026, we entered into a Master Manufacturing Services Agreement with Emergent for the clinical and commercial manufacturing of SAB-142, which includes a minimum aggregate spend of $36.0 million over a five-year term following FDA approval. Because FDA approval has not occurred, we have not recognized any liability related to this minimum spend commitment. We expect to make substantial payments to Emergent over the next 24 to 36 months in connection with this agreement.

In July 2026, we agreed to co-fund the investigator-led Phase 3 PRISE-hATG study of SAB-142, which is supported by a grant from Breakthrough T1D, and we have paid our $1.4 million funding commitment in full. We have also agreed to make contingent payments to Breakthrough T1D of up to five times the grant amount (subject to a cap on the grant amount of $3.9 million) upon the occurrence of certain events, including regulatory approval of SAB-142. We have not recorded a liability for these contingent payments because the underlying events are not considered probable.

We terminated our office lease in Miami Beach, Florida and entered into a new lease for expanded space at the same location. The new lease commenced January 1, 2026 and has a five-year term. During the second quarter of 2026, we also reduced the leased space under our operating lease with Sanford Health; the terms of the original agreement remained unchanged, including the lease term ending December 31, 2029. Additionally, our office, laboratory, and warehouse space lease renewed in November 2023 has a three-year term expiring in November 2026. In October 2026, we exercised our option to extend this lease for an additional three-year term through November 2029. As of September 30, 2026, our total operating and finance lease liabilities were approximately $1.8 million and $3.2 million, respectively. See Note 6, Leases, in our condensed consolidated financial statements for further details.

Except as described above, as of September 30, 2026, there were no material changes outside of the ordinary course of business to our commitments and contractual obligations.

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

Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 9, 2026 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed with the SEC on August 6, 2026. There have been no significant changes to our critical accounting policies during the three months ended September 30, 2026. See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for further details.

JOBS Act Accounting Election

The Jumpstart Our Business Startups (“JOBS”) Act, enacted in April 2012, permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. Through December 31, 2026, we may continue to take advantage of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, for an emerging growth company under Section 107 of the JOBS Act.

We will cease to be an emerging growth company on December 31, 2026, the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of Big Cypress Acquisition Corp. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2026, we will be required to comply with new or revised accounting standards as of the effective dates applicable to public business entities. We expect to continue to qualify as a smaller reporting company and, as such, may continue to rely on certain scaled disclosure requirements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Concentration of Credit Risk

The Company recognized no revenue for the three and nine months ended September 30, 2026. To date, no receivables have been written off.

Interest Rate Risk

As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents, U.S. treasury securities, corporate bonds, investments in exchange traded mutual funds, and money market funds of $205.3 million and $143.5 million, respectively, all of which was maintained in bank accounts, money market funds, mutual funds, U.S. treasury securities and corporate bonds. Our primary exposure to market risk is to interest income volatility, which is affected by changes in the general level of interest rates. A 10% change in the market interest rates would not have a material effect on our business, financial condition, or results of operations.

Foreign Currency Risk

We conduct materially all of our business in U.S. dollars. We do not have any foreign currency or other derivative financial instruments. Our primary exposure to changes in foreign currency exchange rates relates mainly to SAB Australia. We do not currently hedge our foreign currency exchange rate risk. As of September 30, 2026 and December 31, 2025, our liabilities denominated in foreign currencies were not material. Accordingly, we do not believe a 10% increase or decrease in current exchange rates would have a material effect on our financial results.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on the evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

SAB BIOTHERAPEUTICS, INC.

Date: November 5, 2026	By:	/s/ Samuel J. Reich
Samuel J. Reich
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lucy To
Lucy To
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)